Form 10KSB
period 2002-12-31
ALLIED RESOURCES INC
filed 2003-05-01
CIK 1211524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
          (Mark One)
          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2002 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to
          __________

                  Commission File Number: 000-31390
                                          ---------

                             ALLIED RESOURCES, INC.
                              ---------------------
           (Name of Small Business Issuer As Specified In Its Charter)

              Nevada                                               55-0608764
              -----------------                                    ----------
  (State or Other Jurisdiction of     (IRS Employer Identification No.)
 Incorporation or Organization)

                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 582-9609
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

               Title of Each Class          Name of Exchange On Which Registered
          Common Stock ($0.001 par value)                    None

 Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES __
__ NO __T___ ------ ------

          Check if there is no disclosure of delinquent filers in response to
          Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Registrant's revenues for its most recent fiscal year were $433,338.

          The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $ 455,148 based on the average closing bid and ask price for the common stock on April 30, 2003.

          As of April 30, 2003 there were 5,666,691 shares outstanding of the registrant's common stock.



                                                 TABLE OF CONTENTS



PART I
  Item 1.          Description of Business                                                                     2
  Item 2.          Description of Property                                                                     8
  Item 3.          Legal Proceedings                                                                           9
  Item 4.          Submission of Matters to a Vote of Security Holders                                         9



PART II
  Item 5.          Market for Common Equity and Related Stockholder Matters                                    9
  Item 6.          Management's Discussion and Analysis                                                       10
  Item 7.          Financial Statements                                                                       12
  Item 8.          Changes in and Disagreements with Accountants on Accounting and                            13
                   Financial Disclosure



PART III
  Item 9.          Directors, Executive Officers, Promoters and Control Persons;                              13
                   Compliance With Section 16(a) of the Exchange Act.
  Item 10.         Executive Compensation                                                                     15
  Item 11.         Security Ownership of Certain Beneficial Owners and Management                             16
  Item 12.         Certain Relationships and Related Transactions                                             16
  Item 13.         Exhibits and Reports on Form 8-K                                                           16
  Item 14.         Disclosures and Procedures                                                                 17


SIGNATURES                                                                                                    18

EXHIBITS                                                                                                      20







                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Corporate Organization

As used herein the term Allied refers to Allied Resources, Inc. and its predecessors, unless the context indicates otherwise. Allied was incorporated as "General Allied Oil and Gas Co" on April 15, 1979 in the State of West Virginia.
The company's name was amended to "Allied Resources, Inc." on August 12, 1998.
On February 26, 2002 Allied incorporated "Allied Resources, Inc." in the State of Nevada for the purpose of merging the West Virginia corporation with the Nevada corporation. The transaction resulted in the Nevada corporation surviving the merger as the sole remaining entity. The purpose of the transaction was to remove Allied's domicile to a jurisdiction with tested corporate legislation and to reduce corporate maintenance costs. The merger was completed on April 5, 2002. Pursuant to the merger, shareholders of the West Virginia corporation received one share of the Nevada corporation for each share held in the West
Virginia corporation.

Allied's principal place of business is located at 1403 East 900 South, Salt
Lake City, Utah 84105 and our telephone number is (801) 582-9609. Our registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109.
Allied is engaged in the exploration, development and production of oil and gas properties in West Virginia.

Allied currently trades on the Toronto Venture Exchange under the symbol
"TSX.ALO". Allied's reports under the British Columbia Securities Act can be viewed on the internet at www.sedar.com or requested from the company.

Description of Business

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75 to 75%. Depth of the producing intervals varies from 1,730 ft to 5,472 ft. The most recently drilled well Anna Gill # 3, was completed in June 2002 at a depth of 5,400 ft. All the wells in which Allied has an interest are situated on developed acreage spread over 4,000 acres in Ritchie and Calhoun counties. Allied prefers operating in West Virginia due to relatively inexpensive drilling and completion operations, and the absence of poisonous gas often associated with oil and gas production. Many of our wells, on the same leases, share production equipment in order to minimize lease operating costs. Recovery from producing wells is consistently evaluated, and cost-efficient work-over methods are often considered to improve the performance of the wells or in the alternative to sell limited producers in order to reduce operating costs. During July of 2002 two Gus Bee wells, which are located on the Gus Bee lease in West Virginia, were worked over and new pumping units installed. Due to the remedial work carried out on the two Gus Bee wells, production from that lease has increased. Allied recently sold its interest in eight wells due to the depletion of recoverable reserves.

Allied's interests in its wells are maintained and operated by Allstate Energy
Corporation ("Allstate"), a local operator, under the terms of an Operating
Agreement. Allstate maintains a varying interest in each of Allied's wells.







The terms of the Operating Agreement, as amended, grant to Allstate the exclusive right to conduct operations in respect to Allied's interests in its wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment or other property attached to the wells under the Operating Agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the Option Agreement, as amended, Allstate is permitted to make capital expenditures on the wells up to $5,000 without notifying Allied of the expense. However, notice of amounts to be spent over $5,000 must be provided to Allied prior to expenditure for Allied's approval if it owns a majority interest in the specific well. Likewise, the abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned. Allstate is entitled pursuant to the Operating Agreement, as amended, to establish an escrow account to withhold up to 25% of the net income on any particular well up to $5,000 to be used for capital improvement of the wells or if necessary plugging the wells. The Operating Agreement, as amended, prohibits Allied from selecting an operator of the wells other than Allstate unless it is prepared to purchase Allstate's interest in each specific well at fair market value. The surrender of leases under the Operating Agreement, as amended, can only be accomplished in the event that both Allied and Allstate consent to such surrender. Finally, Allied cannot sell its interest in any of the wells unless it first offers to sell such interests to Allstate on the same terms as are proposed for a third party purchaser.

Allied's interests in oil and gas properties are the direct result of its relationship with Allstate. The majority of Allied's oil and gas interests, approximately 90 wells, were acquired as part of the Ashland Properties acquisition. Allstate prepared a bid package that was presented to Ashland
Exploration, Inc. the seller of the wells for consideration in competition with several other bidders for the properties. Allstate submitted the bid under the pretext that should it be successful in its bid, that Allied would participate in a shared interest in the acquisition. Allied's other interests in wells outside of the Ashland Properties were the result of agreeing to a percentage interest through Allstate farm out arrangements, individual well/lease assignments and drilling agreements spanning the time period from 1981 to 2002.
Allied was not furnished with any engineering reports prior to purchasing interests its oil and gas properties.

Prior to drilling new wells a geological review of the prospective area is made by Allied in cooperation with Allstate to determine the potential for oil and gas. Allied's consultants then review available geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the target appears to contain significant accumulations of oil and gas, Allied then considers the economic feasibility of drilling the target whole. Significant accumulations or oil and gas cannot guarantee economic recovery because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines and pipeline pressure, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat prospect.

Allied's working interest, which is the interest in oil and gas that includes responsibility for all drilling, developing, and operating costs varies from 18.75% to 75%. Allied's net revenue interest, which is the portion of oil and gas production money after deduction of royalty interests, varies from 18.05% to 65.625%.

Allied owns varying interests in a total of 145 wells on several leases. Some leases contain multiple wells. Distribution of Allied's interests in West
Virginia oil and gas leases are detailed below:







Well Name                  Working Interest          Net Revenue Interest

Anderson                            75                        63.5742
Batson                              51.5625                   45.1172
Britton                             75                       63.28125
B. Rutherford                       75                         65.625
Cokely 582                          75                        63.5742
Cokely 633-654                      75                        60.9375
Conrad                              75                        61.5234
Deem                                75                        63.5742
E. Goff                             75                        58.8867
Jay Goff                            65.625                    55.3709
John Goff                           60.9375                    51.416
Fire Snyder                         75                        61.5732
GT Sommerville                      75                         65.625
Gus Bee                             75                        63.5742
Foster                              70.3125                   52.7344
Kennedy                             75                        63.5742
Law                                 75                        63.5742
Leeson                              75                         65.625
Mullenix                            33.984                      27.12
Wellings                            75                        61.5234
Wellings 1A                         63.9637                   55.9682
Patton                              75                        63.5942
Riddle                              75                         65.625
Richards                            75                        63.5742
A. J. Scott                         37.5                      32.8125
Spurgeon                            75                        63.5742
Stanley 2 & 3                       18.75                       15.00
Stanley 583                         75                        63.5742
Summers 2                           75                       63.28125
Sutton                              72.6562                   55.0593
Taylor Carr                         70.3125                   54.9316
Toothman                            75                         65.625
Vincent 20 C                        75                         65.625
Vincent 25 C                        75                         65.625
Vincent 35 C                        75                         65.625
Vincent 41 C                        75                         65.625
V. Zinn                             75                         65.625
Baker Baughman                      75                         65.625
Baker Baughman 81                   75                         65.625
Bollinger                           75                        60.9375
Gill                                75                         65.625
Gill 3                              50                          43.75
Haddox                              75                         65.625
Mills                               75                         65.625
Sweet 1 & 2                         75                         65.625
Sweet 3                             50                          43.75
Watson                              75                         65.625






Watson 85                           75                        65.625
Watson 86                           75                        65.625
Watson 6-87                         75                        65.625
Wolfe                               75                        56.25
Browne 1                            75                        65.625

Competition

The oil and gas business in West Virginia is highly competitive. Allied competes against over 500 independent companies, many with greater financial resources and larger staffs than those available to Allied. West Virginia hosts approximately 40 significant independent operators including NiSource, Equitable, Energy Corporation of America, Cabot Oil and Gas and Dominion
Appalachian with over 450 smaller operations with no single producer dominating the area. Major operators such as Exxon, Phillips Petroleum, Shell Oil, Conoco and others considered major players in the oil and gas industry no longer operate any significant interests in West Virginia. Allied believes it can successfully compete against the independent companies by focusing its efforts on the efficient development of its leases in West Virginia by maximizing its production without a significant increase in operating costs.

Marketability

The products sold by Allied, natural gas and crude oil, are commodities purchased by many distribution and retail companies. Crude oil can be easily sold whenever it is produced subject to transportation cost. The crude oil produced on Allied's behalf is transported by truck from the collection points to the purchaser. Natural gas on the other hand can be more difficult to sell since transportation from point of production to the purchaser requires a pipeline. One hundred percent of Allied's current gas production interest is transported by pipelines owned by the purchasers of our production.

Allstate sells Allied's gas production interest to three main purchasers, Dominion Field Services, Equitable Resources, and Allegheny Energy. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain prices for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.68 Mcf to $3.875 Mcf during the year ended
2002. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate currently has fixed contracts to sell
10,000 Mcf per month averaging 329 Mcf's a day from January 2003 through March
31, 2003 at $4.25 per Mcf and 10,000 Mcf per month averaging 329 Mcf's a day from January 2003 through March 31, 2003 at $4.40 per Mcf to Dominion Field
Services. Allstate sells Allied's oil production interest to West Virginia Oil
Gathering at the market price on the day of pick up.

The average sales prices for Allied's oil production interests during 2000, 2001 and 2002 was between $18 and $25 a barrel. The average sale prices for Allied's gas production interest varied significantly over the same period. The average price fluctuated from 3.326 Mcf in 2000 to 3.998 Mcf in 2001, declining to 2.331 in 2002. Allied's lifting costs for both oil and gas during 2000, 2001 and 2002 are based upon its interest in each well for which Allstate retains $125 per well. Allied's average lifting cost spread across its wells is approximately 75% of the $125 lifting fee. The lifting cost in 2000 was approximately $180,000, in 2001, was approximately $175,000, declining slightly in 2002 due to the sale of Allied's interest in eight wells to approximately $168,000.







Government Regulation of Exploration and Production

Allied's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies.
Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases Allied's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, Allied is unable to accurately predict the future cost or impact of complying with such laws.

Allied's oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over- supply of gas or lack of an available gas pipeline in the areas in which Allied may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment.
Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. However, no West Virginia regulations provide such production limitations with respect to the Allied's operations.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2003.

Allied is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from Allied's operations.

The following environmental laws and regulatory programs appeared to be the most significant to Allied's operations in 2002, and are expected to continue to be significant in 2003:






Clean Water and Oil Pollution Regulatory Programs.

The federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). Allied's operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied's production operations. Allied maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2002, Allied had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

Clean Air Regulatory Programs. Allied's operations are subject to the federal
Clean Air Act ("CAA"), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. Allied currently obtains construction and operating permits for its compressor engines, and is not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs. Allied's operations generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as "non-hazardous solid wastes". The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act
("RCRA"). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as "non-hazardous" by EPA, including some wastes generated during Allied's drilling and production operations, may in the future be reclassified as "hazardous wastes". Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by Allied.

The Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA"). CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a "hazardous substance" into the environment.
These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Allied is not presently aware of any potential adverse claims in this regard.







West Virginia Division of Environmental Protection Office of Oil and Gas. The
State of West Virginia has promulgated certain legislative rules pertaining to exploration, development and production of oil and gas that are administered by the West Virginia Division of Environmental Protection Office of Oil and Gas.
The rules govern permitting for new drilling, inspection of wells, fiscal responsibility of operators, bonding wells, the disposal of solid waste, water discharge, spill prevention, liquid injection, waste disposal wells, schedules that determine the procedures for plugging and abandonment of wells, reclamation, annual reports and compliance with state and federal environmental protection laws. Allied believes that all wells in which it has an interest are operated by Allstate in a manner that is in compliance with these rules.

Health and Safety Regulatory Programs. Allied's operations also are subject to regulations promulgated by the Occupational Safety and Health Administration
("OSHA") regarding worker and work place safety. Allied is assured that Allstate currently provides health and safety training and equipment to its employees and is adopting additional corporate policies and procedures to comply with OSHA's workplace safety standards.
Employees

Allied employs its president, Ruairidh Campbell and one other part time support person, on a part time basis. Mr. Campbell spends approximately 10 hours a week in managing Allied as Allstate, operates its oil and gas operations. Management uses oil and gas consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

Allied is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders.
Should Allied choose to create an annual report; it will contain audited financial statements. Allied files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Allied with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC- 0330. The statements and forms filed by Allied with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.
ITEM 2.  DESCRIPTION OF PROPERTY

Allied maintains limited office space in an office owned by Ruairidh Campbell, for which we pay $750 per month on a month to month basis. This address is 1403
East 900 South, Salt Lake City, Utah 84105 and the phone number is (801)
582-9609. Allied believes that its current office space will be adequate for the foreseeable future.

Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75 to 75%, each well producing a combination of varying amounts of oil and gas but more predominately gas. The wells are located on developed acreage spread over 4,000 acres in Ritchie and Calhoun counties, West Virginia. The developed acreage does have the potential for the drilling of additional wells though at the present time, Allied has no plans to develop additional wells. Allied has no interest in undeveloped acreage.







ITEM 3.  LEGAL PROCEEDINGS

Allied is currently not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December
31, 2002.


                                                      PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Allied's common stock is quoted on the Toronto Venture Exchange, a service maintained by the Toronto Stock Exchange under the symbol, "TSX.ALO". Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. All quotes provided are reflected in Canadian dollars.



YEAR           QUARTER ENDING                HIGH               LOW
2002           March 31, 2002                $0.23              $0.16
               June 30, 2002                 $0.15              $0.13
               September 30, 2002            $0.14              $0.09
               December 31, 2002             $0.25              $0.19
2001           March 31, 2001                $0.25              $0.19
               June 30, 2001                 $0.20              $0.13
               September 30, 2001            $0.17              $0.13
               December 31, 2001             $0.17              $0.12

Record Holders

As of April 30, 2003, there were approximately 84 shareholders of record holding a total of 5,666,691 shares of common stock. However, Allied's board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.
The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.







Dividends

Allied has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on Allied's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Allied's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. Allied's fiscal year end is December 31.

Results of Operations

During the period from January 1, 2001 through December 31, 2002, Allied has been engaged in the operation of its oil and gas wells, evaluating acquisition opportunities, drilling an additional well, reevaluating the operating efficiencies of existing wells, disposing of non-productive wells and overseeing the operation of its oil and gas assets by its independent operator, Allstate.

For the fiscal year ended, Allied incurred a loss as a result of expenses associated with this registration under the Exchange Act, expenses associated with engaging the services of consultants, drilling and completion costs, accounting costs, reserve evaluation costs, maintenance and production costs associated with aging wells and administrative overhead. Allied anticipates that until a complete evaluation of its existing oil and gas assets is completed and non-productive wells disposed of in order to reduce maintenance costs or new revenue producing wells acquired, that it may continue to operate at a loss in the future.

Allied's business plan is to reevaluate existing oil and gas assets on existing leasehold properties and to seek by acquisition or participation additional oil and gas revenue producing opportunities in West Virginia. Further, Allied intends to reduce operating, maintenance as a consequence of its reevaluation of existing assets and to reduce administrative costs in an effort to produce a net operating profit.

Years ended December 31, 2002 and 2001Nine Months ended September 30, 2002 and
September 30, 2001 & Years ended December 31, 2001 and December 31, 2000

Gross Revenue Gross Revenue

Gross revenue for the twelve month period ended December 31, 2002 decreased to $433,338 from $492,124 for the comparable period ended December 31, 2001, a decrease of 12%. The decline of average natural gas prices from 3.998 per Mcf in 2001 to 2.331 per Mcf and the decline of average oil prices from $25 per barrel to $18 per barrel resulted in a decrease in gross revenue. Furthermore, due to lower oil and gas prices compounded with constant lease operating costs, future production lives of aging oil and gas wells were shortened.







Net Loss Net Loss

Net losses for the twelve month period ended December 31, 2002 increased to $90,367 from $74,187 for the comparable period ended December 31, 2001, an increase of 22%. The increase in net operating losses is due to an increase in general administrative expenses that can be primarily attributed to extraordinary consulting and accounting costs incurred in 2002 in connection with the drafting of this registration statement.

Expenses

General and administrative expenses for the twelve month period ended December
31, 2002 increased to $189,946 from $144,550 for the comparable period ended
December 31, 2001, an increase of 31%. The increase in net operating losses is due to an increase in general administrative expenses that can be primarily attributed to extraordinary consulting and accounting costs incurred in 2002 in connection with the drafting of this registration statement.

Depletion expenses for the annual periods ended December 31, 2002, and December
31, 2001 were $105,139 and $146,417 respectively.

Direct production expenses for the annual periods ended December 31, 2002, and December 31, 2001 were $230,031 and $275,344 respectively. Direct production costs include the expense of maintaining the wells, a severance tax of 5% on gross production imposed by the State of West Virginia, miscellaneous expenses for soap, solvent, gasoline or electricity and extraordinary expenses such as are incurred in swabbing, dozer work or rig time. The decrease in direct production costs can be attributed to minimal extraordinary expenses incurred to improve production of the wells.

Liquidity and Capital Resources Liquidity and Capital Resources

Cash flow used in operations for the twelve month period ended December 31, 2002 was $65,659 as compared to cash flow produced from operations of $103,743 for the comparable period ended December 31, 2001. The transition from cash flow produced from operations to cash flow used in operations can be primarily attributed to a reduction in the depletion of Allied's assets and the significant change in the amounts receivable over the comparable periods. Allied believes that the results for year ended 2002 are not necessarily indicative of future expectations for cash flow.

Cash flow used in investing activities for the twelve month period ended
December 31, 2002 was $139,552 as compared to $0 for the year ended December 31, 2001. The cash flow as spent on drilling a new well (Anna Gill #3) and reworking two older wells to improve production.

Cash flow provided by financing was $0 for the year ended December 31, 2002 as compared to $173,420 for the year ended December 31, 2001.

Allied has a working capital surplus of $281,671 as of December 31, 2002 and has funded its cash needs since inception with revenues generated from operations and private placements. Allied may at some future time issue new shares of common stock to raise additional capital though it believes that it has sufficient current assets to maintain operations over the next twelve months.

Allied does not expect to purchase any significant equipment over the next twelve months, except as may required to maintain existing operations nor does it expect to hire any full time employees.







ITEM 7.       FINANCIAL STATEMENTS

                  Allied's financial statements for the fiscal
                        year ended December 31, 2002 are
                           attached hereto as pages F-1-F-21

                                   THIS SPACE
                             HAS BEEN INTENTIONALLY
                                   LEFT BLANK









                             ALLIED RESOURCES, INC.

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001








                                                ALLIED RESOURCES, INC.

                                                 FINANCIAL STATEMENTS

                                              December 31, 2002 and 2001



                                                        INDEX
                                                                                                   Page


Independent Auditors' Report                                                                         F-2

Balance Sheets                                                                                       F-3

Statements of Operations                                                                             F-4

Statements of Stockholders' Equity                                                                   F-5

Statements of Cash Flows                                                                             F-6

Notes to Financial Statements                                                                        F-7

Supplementary Schedules on Oil and Gas Operations                                                   F-17






                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders' of Allied Resources, Inc.


We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




JONES SIMKINS LLP
Logan, Utah
March 14, 2003








                      ALLIED RESOURCES, INC.
                          BALANCE SHEETS
                    December 31, 2002 and 2001
                              ASSETS
                                                                                                   2002                  2001
Current assets:
    Cash                                                                          $             247,844               452,552
    Accounts receivable                                                                          35,458                27,251
    Prepaid expenses                                                                              5,800                     -

      Total current assets                                                                      289,102               479,803

Oil and gas properties, net                                                                     777,012               811,330
Deposits                                                                                        116,417                56,705

          Total assets                                                            $           1,182,531             1,347,838


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $               7,431                23,271

      Total current liabilities                                                                   7,431                23,271

Asset retirement obligation                                                                     122,960               182,563

Commitments and contingencies                                                                         -                     -

Stockholders' equity:
   Common stock, $.001 par value and no par value
      at 2002 and 2001, respectively; 50,000,000 shares                                           5,667             9,722,955
      authorized, 5,666,691 issued and outstanding
   Additional paid-in-capital                                                                 9,717,288                     -
   Accumulated other comprehensive income                                                           503                     -
   Accumulated deficit                                                                      (8,671,318)           (8,580,951)

          Total stockholders' equity                                                          1,052,140             1,142,004

          Total liabilities and stockholders' equity                              $           1,182,531             1,347,838
                                    See accompanying notes to financial statements







                 ALLIED RESOURCES, INC
               STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001


                                                                                   2002           2001

Oil and gas revenues                                               $      433,338                      492,124

Operating expenses:
   Production costs                                                       230,031                      275,344
   Depletion                                                              105,139                      146,417
   General and administrative expenses                                    189,946                      144,550

                                                                          525,116                      566,311

          Loss from operations                                            (91,778)                    (74,187)

Interest income                                                            1,411                             -

          Loss before provision for
             income taxes                                                (90,367)                     (74,187)

Provision for income taxes                                                   -                               -

          Net loss                                                 $      (90,367)                    (74,187)


Loss per common share -
   basic and diluted                                               $       (.02)                         (.02)

Weighted average common shares -
  basic and diluted                                                           5,667,000              4,270,000

                                    See accompanying notes to financial statements







                             ALLIED RESOURCES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001
                                                                                        Accumulated
                                                                                        Other                                 Total
                                               Common Stock                Additional   Comprehensive Accumulated      Stockholders'
                                                 Shares          Amount    Paid-In-     Income        Deficit             Equity
                                                                           Capital
Balance at January 1, 2001                                $            $       -       $            -                    $
                                              2,816,691       9,527,410                             -     (8,506,764)     1,020,646
Issuance of common stock for cash                                              -                    -         -
                                              2,000,000         132,100                                                     132,100
Offering costs                                        -                        -                    -         -
                                                                (5,877)                                                     (5,877)
Issuance of common stock to directors for:
      Cash                                                                     -                    -         -
                                                 37,379           2,467                                                       2,467
      Services                                                                 -                    -         -
                                                337,621          22,125                                                      22,125
Exercise of common stock warrants
   for cash                                                                    -                    -         -
                                                475,000          44,730                                                      44,730
Net loss                                              -               -        -                   -
                                                                                                            (74,187)       (74,187)
Balance at December 31, 2001                                                   -                   -
                                              5,666,691       9,722,955                                (8,580,951)        1,142,004
Comprehensive loss:
   Net loss                                           -               -        -                   -
                                                                                                            (90,367)       (90,367)
   Other comprehensive income - foreign
     currency translation adjustment                  -               -        -                  503          -
                                                                                                                                503
   Total comprehensive loss
                                                                                                                           (89,864)
Reclassification due to re-incorporation              -                                             -         -                   -
                                                            (9,717,288)9,717,288
Balance at December 31, 2002                              $              $              $         503         $
                                              5,666,691           5,667 9,717,288                           (8,671,318)   1,052,140
                                    See accompanying notes to financial statements







                   ALLIED RESOURCES, INC
                 STATEMENTS OF CASH FLOWS
          Years Ended December 31, 2002 and 2001

                                                                                      2002                2001
Cash flows from operating activities:
Net loss                                                                       $        (90,367)            (74,187)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depletion and amortization                                                        105,139             146,417
       Accretion expense                                                                   9,128               8,693
       Stock compensation expense                                                              -              22,125
       (Increase) decrease in:
          Accounts receivable                                                            (8,207)              77,152
          Prepaid expenses                                                               (5,800)                   -
          Deposits                                                                      (59,712)            (56,705)
       Increase (decrease) in:
          Accounts payable                                                              (15,840)            (19,752)

            Net cash provided by (used in) operating                                    (65,659)             103,743
activities

Cash flows from investing activities:
Acquisition of property and equipment                                                  (139,552)                   -

Net cash used in investing activities                                                  (139,552)                   -

Cash flows from financing activities:
Issuance of common stock                                                                       -             173,420

Net cash provided by financing activities                                                      -             173,420

Change in accumulated other comprehensive                                                    503                   -
income
           Net increase (decrease) in cash                                             (204,708)             277,163

Cash, beginning of year                                                                  452,552             175,389

Cash, end of year                                                              $         247,844             452,552
                                    See accompanying notes to financial statements







                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Allied Resources, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 26, 2002, and was merged with Allied Resources,
Inc., a West Virginia corporation, on April 5, 2002. The purpose of the merger was to change the Company's state of incorporation. In addition, the par value of the common stock was changed from "no par" to a par value of $.001 per share.
This change is shown as a reclassification in the statement of stockholders' equity. The Company had no assets or liabilities prior to the merger. The
Company is primarily engaged in the business of acquiring, developing, producing and selling oil and gas properties to companies located in the continental
United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Oil and Gas Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed.

If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations.
Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.






                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
---- - - ------------ --- ------- -- ----------- ---------- --------

Oil and Gas Producing Activities (continued)
--- --- --- --------- ----------

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.
Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. When assets are sold, retired or otherwise disposed of the applicable costs and accumulated depreciation, depletion and amortization are removed from the accounts, and the resulting gain or loss is reflected in operations.

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from net operating loss carryforwards, intangible drilling costs and depletion.







                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
---- - - ------------ --- ------- -- ----------- ---------- --------

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. Revenue from overriding royalty interests is recognized when earned.

The Company does not have any gas balancing arrangements.

Use of Estimates in the Preparation of Financial Statements
--- -- --------- -- --- ----------- -- --------- ----------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions primarily related to oil and gas property reserves and prices, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Oil and Gas Properties

Oil and gas properties consists of the following at December 31:

                                                                                        2002     2001

         Oil and gas properties (successful efforts method)                     $    7,678,346         7,538,794
         Asset retirement obligation                                                    96,914           165,645
                                                                                        ------           -------


                                                                                     7,775,260         7,704,439
         Less accumulated depreciation, depletion and
           amortization                                                             (6,998,248)       (6,893,109)
                                                                                    ----------        ----------

                                                                                $      777,012           811,330
                                                                                    ==========      ============








                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 3 - Deposits

The Company has an operating agreement with the operator of the Company's oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company's share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2002 and 2001 amounts on deposit was approximately $116,000 and $57,000, respectively.

Note 4 - Asset Retirement Obligation

The Department of Environment of the State of West Virginia requires that when oil and gas wells are abandoned, the owners must comply with regulations implemented by the State to protect the environment. Accordingly, a liability has been established equal to the present value of the Company's estimated prorata share of the obligation. The Company has no assets that are legally restricted for the purpose of settling this obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to plug and abandon its oil and gas properties as of December 31:

                                                                                        2002              2001
                                                                                        ----              ----
         Balance at beginning of year                                           $      182,563        172,733
         Additional obligations incurred                                                 -                 1,137
         Revisions of estimate                                                         (68,731)            -
         Accretion expense                                                               9,128             8,693
                                                                                   -----------      ------------


          Balance at end of year                                                $      122,960           182,563
                                                                                    ==========      ============







                                                  ALLIED RESOURCES, INC.
                                              NOTES TO FINANCIAL STATEMENTS
                                                December 31, 2002 and 2001

Note 5 - Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates for the years ended December 31 as follows:

                                                                                        2002              2001
                                                                                        ----              ----


         Income tax benefit at statutory rate                                   $      (29,000)          (25,000)
         Change in valuation allowance                                                  29,000            25,000
                                                                                       -------            ------



                                                                                $       -                  -
                                                                                  ============        ==========



         Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                                                        2002              2001
                                                                                        ----              ----


         Net operating loss carryforwards                                       $    1,442,000         1,429,000
         Depletion and amortization                                                    244,000           242,000
         Asset retirement obligation                                                     20,000            6,000
                                                                                  -------------     ------------


                                                                                     1,706,000         1,677,000


         Valuation allowance                                                        (1,706,000)       (1,677,000)
                                                                                    ----------        ----------

                                                                                $         -               -
                                                                                 ================================



A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $4,240,000. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.







                                                  ALLIED RESOURCES, INC.
                                              NOTES TO FINANCIAL STATEMENTS
                                                December 31, 2002 and 2001

Note 5 - Income Taxes (continued)
---- - - ------ -----

The Company's NOL amounts and related years of expiration are as follows:

              Year Generated                       Amount                  Year of Expiration


                   1988                    $         88,000                       2003
                   1989                              91,000                       2004
                   1990                              83,000                       2005
                   1991                             232,000                       2006
                   1992                             288,000                       2007
                   1993                              70,000                       2008
                   1994                             272,000                       2009
                   1995                             696,000                       2010
                   1996                               9,000                       2011
                   1998                             110,000                       2018
                   1999                           1,979,000                       2019
                   2000                             111,000                       2020
                   2001                              66,000                       2021
                   2002                             145,000                       2022
                                                    -------

                                                $ 4,240,000

Note 6 - Related Party Transactions



During the years ended December 31, 2002 and 2001, the Company incurred fees and production expenses totaling approximately $221,000 and $237,000, respectively, to the operator of its oil and gas wells.







                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Note 7 - Supplemental Disclosures of Cash Flow Information

During the years ended December 31, 2002 and 2001, the Company adjusted an asset retirement obligation and (decreased) increased property and equipment in the amount of $(68,731) and $1,137, respectively.

No amounts were paid for interest and income taxes during the years ended
December 31, 2002 and 2001.

Note 8 - Stock Warrants

The Company has warrants outstanding to purchase shares of the Company's common stock. A schedule of the warrants at December 31, 2002 and 2001 is as follows:

                                                                                                        Exercise
                                                                                                       Price Per
                                                                     Number of Warrants                  Share
         Outstanding at January 1, 2001                                           -                    $   -
         Granted                                                              2,000,000                   .10
         Exercised                                                             (475,000)                  .10
                                                                               ---------


         Outstanding at December 31, 2001 and 2002                            1,525,000                $  .10
                                                                              =========                   ===








                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 8 - Stock Warrants (continued)
---- - - ----- --------

Stock Based Compensation


Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based
Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting
Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company's stock warrants been determined based on the fair value consistent with the provisions of SFAS No.
123, the Company's results of operations for the years ended December 31, 2002 and 2001 would not have changed from the amounts reported on the statements of operations.

The following table summarizes information about stock warrants outstanding at December 31, 2002.


                              Outstanding                                               Exercisable

-------------------------------------------------------------------------    ---------------------------------
                                        Weighted
                                         Average
                                        Remaining          Weighted                              Weighted
                                       Contractual         Average                                Average
     Exercise           Number            Life             Exercise             Number           Exercise
      Price          Outstanding         (Years)            Price            Exercisable           Price
      -----          -----------         -------            -----            -----------           -----
                                                                             ----------------
      $ .10                                 .5            $   .10             1,525,000           $   .10
        ===                                 ==                ===             =========               ===
                      1,525,000
                      =========
                                                                             ----------------

Note 9 - Commitments and Contingencies

Advisory Agreements

On March 1, 2002, the Company entered into an advisory agreement with Michael
Redford (an unrelated party). The agreement is for a term of one year and requires the Company to make monthly payments of $3,000 in exchange for general business advisory services. At December 31, 2002, the Company had paid Mr.
Redford $27,000 and owed him the December 2002 payment of $3,000 which is included in accounts payable.


Also on March 1, 2002, the Company entered into an advisory agreement with Hudson Consulting Group (an unrelated party) for services related to the Company's filings with the Securities and Exchange Commission. The agreement is for one year and required the Company to pay $35,000. At December 31, 2002, the Company had paid the entire $35,000 and had recorded a prepaid expense of approximately $6,000 related to this agreement.







                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Note 9 - Commitments and Contingencies (continued)
---- - - ----------- --- -------------

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such item which it believes could have a material adverse affect on its financial position.

Note 10- Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables and payables.
The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

Note 11 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 146, Accounting for Costs Associated with
Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)." The provisions of this
Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.







                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 11 - Recent Accounting Pronouncements (continued)
---- -- - ------ ---------- --------------

In August 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets (SFAS 144). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.
SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 143, Accounting for Asset Retirement
Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has adopted the provisions of SFAS 143 (see
Note 4).







                                                  ALLIED RESOURCES, INC.
                                          SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                ON OIL AND GAS OPERATIONS
                                                December 31, 2002 and 2001



Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                        December 31,
                                                                                        -------- --
                                                                                2002    2001


Proved oil and gas properties and related equipment                    $      7,678,346          7,538,794
Unproved oil and gas properties                                               -                     -
Asset retirement obligation                                                      96,914           165,645
                                                                                 ------           --------

         Subtotal                                                             7,775,260          7,704,439

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                   (6,998,248)        (6,893,109)
                                                                            ----------         ----------

                                                                       $        777,012            811,330
                                                                           ============       ============

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                                                      December 31,
                                                                                      -----------
                                                                             2002                  2001
                                                                             ----                  ----

Acquisition of properties:
        Proved                                                           $     -                    -
        Unproved                                                         $     -                    -
Exploration costs                                                        $     125,000             -
Development costs                                                        $      14,552              -







                                                  ALLIED RESOURCES, INC.
                                          SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                ON OIL AND GAS OPERATIONS
                                                December 31, 2002 and 2001

Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      December 31,
                                                                                2002               2001
                                                                                ----               ----

Oil and gas - sales                                                    $       433,338             492,124
Production costs net of reimbursements                                        (230,031)           (275,344)
Exploration costs                                                              -                   -
Depreciation, depletion and amortization
   and valuation provisions                                                   (105,139)           (146,417)
                                                                              --------             -------

Net income before income taxes                                                  98,168              70,363

Income tax provision                                                           (33,000)            (23,000)
                                                                             ---------             -------


Results of operations from producing activities
 (excluding corporate overhead and interest costs)                     $        65,168              47,363
                                                                              ========            ========







                                                  ALLIED RESOURCES, INC.
                                          SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                ON OIL AND GAS OPERATIONS
                                                December 31, 2002 and 2001


                                         Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Sure
Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.
                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                         2002                             2001
                                                                         ----                           ---------
                                                                 Oil               Gas                   Oil              Gas
                                                                (bbls)            (mcf)               (bbls)           (mcf)
                                                                -----------------------               ----------------------
Proved developed and undeveloped reserves:
  Beginning of year                                                 6,166      1,401,131          12,341       2,187,320
  Revision in previous estimates                                   (2,843)       422,156          (4,959)      (712,715)
  Discoveries and extension                                        -              -               -              161,649
  Purchase in place                                                -              -               -                    -
  Production                                                       (2,001)      (215,659)         (1,216)      (235,123)
  Sales in place                                                   -              -               -              -
                                                             ---------------------------      ---------- --------------

  End of year                                                     1,322        1,607,628           6,166      1,401,131
                                                               =========       =========          ======      =========

All of the Company's reserves are proved developed reserves.







                                                  ALLIED RESOURCES, INC.
                                          SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                ON OIL AND GAS OPERATIONS
                                                December 31, 2002 and 2001

         Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and
         ------------ ------- -- ---------- ------ --- ---- ----- --- ------- ------- -------- -- ------ --- ---
                                                 Gas reserves (Unaudited)
                                                 --- -------- -----------

                                                                                       Years Ended
                                                                                      December 31,
                                                                                    2002           2001
                                                                                    ----           ----


Future cash inflows                                                       $     6,318,000        3,377,000
Future production and development costs                                        (3,669,000)      (2,095,000)
Future income tax expenses                                                       (901,000)        (436,000)
                                                                               ----------         ---------


                                                                                1,748,000          846,000

10% annual discount for estimated timing of cash flows                           (867,000)        (397,000)
                                                                                ---------         ---------

Standardized measure of discounted future net cash flows        $            881,000               449,000
                                                                           =========              ========

The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company's proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.








                                                  ALLIED RESOURCES, INC.
                                          SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                ON OIL AND GAS OPERATIONS
                                                December 31, 2002 and 2001

                                          Changes in the Standardized Measure of
                                         Discounted Future Cash Flows (Unaudited)

                                                                                       Years Ended
                                                                                       December 31,
                                                                                   2002          2001
                                                                                   ----          ----


Balance, beginning of year                                                 $      449,000        1,066,000
Sales of oil and gas produced net of production costs                            (371,000)        (214,000)
Net changes in prices and production costs                                       (609,000)      (1,058,000)
Extensions and discoveries, less related costs                                      -             197,000
Purchase and sales of minerals in place                                             -                -
Revisions of estimated development costs                                            -                -
Revisions of previous quantity estimate                                         1,601,000            -
Accretion of discount                                                              45,000          107,000
Net changes in income taxes                                                      (234,000)        (351,000)
                                                                                ---------         --------


Balance, end of year                                                                   $   881,000 449,000
                                                                                        ========== =======







ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

Since Allied's inception, there have been no changes in accountants nor have there been any disagreements with Allied's current accountants regarding any matter of account principles or practices, financial statement disclosure, or auditing scope or procedure.

                                                     PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Allied's officers and directors as of April 30, 2003, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, is as follows:



NAME                                    AGE                        POSITION
--------------------------------------- -------------------------- -------------------------------------
Ruairidh Campbell                       39                         President/Chief Financial
                                                                   Officer/Director
--------------------------------------- -------------------------- -------------------------------------
Dr. Stewart Jackson                     61                         Director
--------------------------------------- -------------------------- -------------------------------------
Dr. Hartmut Henning                     60                         Director

Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Ruairidh Campbell

On June 6, 1998, Mr. Campbell was elected as a director and subsequently appointed as an officer of Allied. He estimates that he spends approximately 10 hours per week on Allied's business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied's shareholders and his successor is elected and qualified. Directors are appointed for one-year terms at the annual shareholders meeting.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris
Doctorate with an emphasis in corporate law, including securities and taxation.
Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. a mineral resource exploration company from February
2000 to present (president, chief financial officer, director), Montana Mining
Corp. a mineral resource exploration company from December 1999 to present
(president, chief financial officer, director), NovaMed, Inc. a former manufacturer of medical devices from 1995 to present (president, chief financial officer, director), EnterNet, Inc.) formally an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Minerals, Ltd. a mineral resource development company from 1995 to May
2001 (president, chief financial officer, director).






Dr. Stewart Jackson

On June 6, 1998, Dr. Jackson was appointed as a director of Allied. He will serve until the next annual meeting of Allied's shareholders and his successor is elected and qualified.

Dr. Jackson graduated from the University of Western Ontario with a Bachelor of Science in Geology, obtained a Master of Science degree from the University of Toronto in Stratigraphy and Mineral Deposits and earned a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. He is actively involved in the exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. Over the past five years he has been an officer and director of several public companies:
Monument Resources, Inc. an oil and gas development company from 1998 to present
(director), Little Squaw Gold Mining, Co. a mineral resource exploration company from 1990 to present (vice-president, director), Montana Mining Corp. a mineral resource exploration company from 2002 to present (director), Iconet, Inc. a mineral resource exploration company from 2001 to present (director), Continental Precious Minerals, Ltd. a mineral resource exploration company from 1989 to present (director), Canadian Metals Exploration Ltd. a mineral resource exploration company from 1997 to present (president, director), World Ventures, Inc. a mineral resource exploration company from 1992 to present
(vice-president, director), Starfire Minerals Ltd. a mineral resource exploration company from 1997 to present (director), Inspiration Mining Ltd. a mineral resource exploration company from 2002 to present (president and director), and InvestNet, Inc. a mineral exploration company from 2000 to 2002
(director).

Dr. Hartmut Henning

On August 1, 2001, Dr. Henning was appointed as a director of Allied. He will serve until the next annual meeting of Allied's shareholders and his successor is elected and qualified. On August 1, 2001, Dr. Henning was appointed as a director of Allied. He will serve until the next annual meeting of Allied's shareholders and his successor is elected and qualified.

Dr. Henning is an associate professor of medicine at the University of British Columbia. He has held that position for over twenty years. Dr. Henning also has is own private practice that he established more than ten years ago.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, Allied is aware of the following persons who during the fiscal year ended December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of Allied, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Ruairidh Campbell failed to file a Form 3 or Form 5 despite being an officer and director of Allied.

Dr. Stewart Jackson failed to file a Form 3 or Form 5 despite being a director of Allied

Dr. Hartmut Henning failed to file a Form 3 or Form 5 despite being a director of Allied.







ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Allied during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Allied's chief executive officer.


                                     Annual Compensation                            Long Term Compensation

                                                                             Awards                       Payouts

                                                                         Restricted      Securities
Name and                                                   Other            Stock        Underlyin        LTIP         All Other
Principal Position      Year      Salary     Bonus    Annual Compensation Award(s)       g Options       payouts     Compensation
                                   ($)        ($)           ($)              ($)          SARs(#)          ($)            ($)
Ruairidh                   200    24,00        -             -                -              -              -              -
Campbell,                    2      0          -             -                -              -              -              -
President, Chief           200    24,00        -             -                -              -              -              -
Financial Officer and Directo1      0
                          2000    24,000

Compensation of Directors

Allied's directors are not currently compensated for their services as directors of Allied. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.








ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Allied as of April 30, 2003, by each shareholder who is known by Allied to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.
Allied has 5,666,691 shares issued and outstanding as of April 30, 2003.


Title of Class      Name and Address of                 Amount and nature of                   Percent of Class
                    Beneficial Ownership                Beneficial Ownership                   %
Common              Ruairidh Campbell                   555,000*                               9.8
Stock               600 Westwood Terrace
                    Austin, Texas 78746
------------------- ----------------------------------- -------------------------------------- -----------------------
Common              Dr. Stewart Jackson                 10,000**                               0.0
Stock               1183 Ross Road
                    Bard, California 92222
------------------- ----------------------------------- -------------------------------------- -----------------------
Common              Dr. Hartmut Henning                 0                                      0.0
Stock               2837 West 3rd Avenue
                    Vancouver, B.C. V6K 1M8
------------------- ----------------------------------- -------------------------------------- -----------------------
Common              All Executive Officers and          565,000                                9.8
Stock               Directors as a Group
     *   The 555,000 common shares attributable to Mr. Campbell includes 355,000 shares held in escrow by Allied's transfer agent and 100,000 share purchase warrants that entitle Mr. Campbell to purchase an additional
         100,000 shares until May 29, 2003 at a purchase price of $0.15.
   **    The 10,000 common share attributable to Dr. Jackson are held in escrow by Allied's transfer agent.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


On May 29, 2001, Allied completed the sale of 100,000 special warrants to Ruairidh Campbell, Allied's president and a director at a purchase price of $0.066 cents per special warrant. Each special warrant is convertible to acquire one common share and one common share purchase warrant. Mr. Campbell converted his special warrants to 100,000 common shares and maintains common share purchase warrants for an additional 100,000 share at a purchase price of $0.10 cents a share that expires on May 29, 2003.

On January 1, 2003, Allied entered into a month to month leasing arrangement with a company owned by Mr. Campbell, Allied's president, for the use of office space. Allied pay's the related company $750 per month on a month to month basis pursuant to this arrangement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K. Allied filed no reports on Form 8-K during the last quarter of the period covered by this report.








ITEM 14.          CONTROLS AND PROCEDURES

Allied's president acts both as its chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Allied. The Certifying
Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Allied's disclosure controls and procedures (as defined in Rule
13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in Allied's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, Allied has no segregation of duties related to internal controls.







                                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2003.


                  ALLIED RESOURCES, INC.



                  /s/ Ruairidh Campbell
                  Ruairidh Campbell, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                                Date

/s/ Ruairidh Campbell                       Director/President/Chief Financial Officer           April 30, 2003
--- -------- --------
Ruairidh Campbell

/s/ Dr. Stewart Jackson                     Director                                             April 30, 2003
--- --- ------- -------
Dr. Stewart Jackson

/s/ Dr. Hartmut Henning                              Director                                    April 30, 2003
--- --- ------- -------
Dr. Hartmut Henning









     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

I, Ruairidh Campbell, president and chief financial officer of Allied Resources, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Allied Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer








                                                 INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)              *        Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003.
3(ii)             *        Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21,
                                    2003).
10(i)             *        Oil and Gas Well Operating Agreement between Allied and Allstate Energy
                                                          Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)            *        Amendments to Operating Agreements between Allied and Allstate Energy
                           Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)           *        Drilling Agreement between Allied and Allstate Energy Corporation dated
                           March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21,
                           2003).
10(iv)            *        Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne
                           Cole and Allied dated June 18, 1999 (incorporated by reference to the Form
                           10SB/A filed on April 21, 2003).
10(v)             *        Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)            *        Gas Contract between Allstate Energy Corporation
                           and Dominion dated January 1, 2002 (incorporated by
                           reference to the Form 10SB/A filed on April 21,
                           2003).
99.1              21       Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-
                                                Oxley Act of 2002.






EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Allied Resources, Inc. ("Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange
Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer
