Form 10QSB
period 2003-03-31
ALLIED RESOURCES INC
filed 2003-05-20
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [   ] Transition  report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________to
         --------.


                        Commission file number: 000-31390


                             ALLIED RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                            55-0608764
             ------                            ----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)



                 1403 East 900 South, Salt Lake City, Utah 84105
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No ______


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 19, 2003 was 5,666,691.

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................3

Balance Sheets............................................................4

Unaudited Statements of Operations for the three months ended
March 31, 2003 and 2002 and cumulative amounts............................5

Unaudited Statements of Cash Flows for the three months ended
March 31, 2003 and 2002 and cumulative amounts............................6

Unaudited Notes to Financial Statements...................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................    8

ITEM 3.  CONTROLS AND PROCEDURES..........................................9

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................9

SIGNATURES................................................................10

INDEX TO EXHIBITS.........................................................12

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Allied Resources, Inc., a Nevada corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.













































                                                  ALLIED RESOURCES, INC.
                                                      BALANCE SHEETS
                                  ASSETS                                               March 31,            December 31,
                                  ------
                                                                                         2003                   2002

(Unaudited) (Audited)
                                                                                   ------------------    -------------------
Current assets:
    Cash                                                                        $            247,572                247,844
    Accounts receivable                                                                       89,885                 35,458
    Prepaid expenses                                                                               -                  5,800
                                                                                   ------------------    -------------------

      Total current assets                                                                   337,457                289,102

Oil and gas properties, net                                                                  757,012                777,012
Deposits                                                                                     142,424                116,417
                                                                                   ------------------    -------------------

          Total assets                                                          $          1,236,893              1,182,531
                                                                                   ==================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $              7,182                  7,431
                                                                                   ------------------    -------------------

      Total current liabilities                                                                7,182                  7,431
                                                                                   ------------------    -------------------

Asset retirement obligation                                                                  124,497                122,960
                                                                                   ------------------    -------------------


Commitments and contingencies                                                                      -                      -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 5,666,691 issued and outstanding                                             5,667                  5,667
   Additional paid-in-capital                                                              9,717,288              9,717,288

   Accumulated other comprehensive income                                                        511                    503
   Accumulated deficit                                                                   (8,618,252)            (8,671,318)
                                                                                   ------------------    -------------------

          Total stockholders' equity                                                       1,105,214              1,052,140
                                                                                   ------------------    -------------------

          Total liabilities and stockholders' equity                            $          1,236,893              1,182,531
                                                                                   ==================    ===================

                 The accompanying notes are an integral part of
                          these financial statements.
                                            ALLIED RESOURCES, INC
                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                 Three Months Ended March 31, 2003 and 2002

                                                                          2003                   2002
                                                                    ------------------    --------------------

Oil and gas revenues                                            $             169,550                  94,435
                                                                    ------------------    --------------------

Operating expenses:
   Production costs                                                            67,307                  63,059
   Depletion                                                                   20,000                  36,603
   General and administrative expenses                                         29,177                  22,215
                                                                    ------------------    --------------------

                                                                              116,484                 121,877
                                                                    ------------------    --------------------

          Income (loss) from operations                                        53,066                (27,442)


Interest income                                                                     -                   1,411
                                                                    ------------------    --------------------

          Income (loss) before provision for
             income taxes                                                      53,066                (26,031)


Provision for income taxes                                                          -                       -
                                                                    ------------------    --------------------

          Net income (loss)                                     $              53,066                (26,031)
                                                                    ==================    ====================


Income (loss) per common share -
   basic and diluted                                            $                 .01                   (.00)
                                                                    ==================    ====================

Weighted average common shares -
  basic and diluted                                                         5,667,000               5,667,000
                                                                    ==================    ====================


                 The accompanying notes are an integral part of
                          these financial statements.






                                               ALLIED RESOURCES, INC
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    Three Months Ended March 31, 2003 and 2002


                                                                                    2003                 2002
                                                                              -----------------    -----------------
Cash flows from operating activities:
Net income (loss)                                                         $             53,066             (26,031)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depletion and amortization                                                       20,000               36,603
       Accretion expense                                                                 1,537                2,282
       (Increase) decrease in:
          Accounts receivable                                                         (54,427)              (8,647)
          Prepaid expenses                                                               5,800             (32,100)
          Deposits                                                                    (26,007)             (10,329)
       Increase (decrease) in:

          Accounts payable                                                               (249)                 (60)
                                                                              -----------------    -----------------

            Net cash used in operating activities                                        (280)             (38,282)
                                                                              -----------------    -----------------



Cash flows from investing activities:                                                        -                    -
-------------------------------------
                                                                              -----------------    -----------------



Cash flows from financing activities:                                                        -                    -
-------------------------------------
                                                                              -----------------    -----------------



Change in accumulated other comprehensive income                                             8                    -
                                                                              -----------------    -----------------

           Net decrease in cash                                                          (272)             (38,282)

Cash, beginning of period                                                              247,844              452,552
                                                                              -----------------    -----------------

Cash, end of period                                                       $            247,572              414,270
                                                                              =================    =================


                 The accompanying notes are an integral part of
                          these financial statements.



                             ALLIED RESOURCES, INC.
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003



Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.




























Item 2.  Management's Discussion and Analysis
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.
General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Results of Operations

Sales

Sales for the three months ended March 31, 2003 increased to $169,550 from $94,435 for the three month period ended March 31, 2002, an increase of 80%. The increase in revenues is primarily attributable to an increase in oil and natural gas prices over the period.

Income

Net income for the three months ended March 31, 2003 increased to $53,066, from a net loss of $26,031 for the three month period ended March 31, 2002, an increase of 304%. The significant increase in income as compared to losses for the prior period is directly attributable to an increase in revenues and a decrease in production costs.

Expenses

Selling, general and administrative expenses for the three months ended March
31, 2003, increased to $29,177 from $22,215 for the three month period ended
March 31, 2002, an increase of 31%. The increase in selling general and administrative expenses can be attributed to significant consulting fees.

Direct production expenses for the three months ended March 31, 2003, increased to $67,307 from $63,059 for the three month period ended March 31, 2002, an increase of 7%. The increase in direct production expenses can be attributed to an increase on severance taxes paid to the State of West Virginia based on gross production.

Depreciation and amortization expenses for the three months ended March 31, 2003 and March 31, 2002 were $20,000 and $36,603 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $280 for the three months ended March 31, 2003, as compared to cash flow used in operations of $38,282 for the three months ended March 31, 2002. The significant decrease in negative cash flows from operating activities over the period are primarily attributable to an increase in income over the period.

Cash flow generated from financing activities was $0 for the three months ended
March 31, 2003 and $0 for the three months ended March 31, 2002.

Allied has a working capital surplus of $330,275 as of March 31, 2003. The
Company has funded its cash needs from inception through March 31, 2003 with revenues and a series of debt and equity transactions, including several private placements.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three months ended March 31, 2003 or 2002.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of
         --------
         this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of May, 2003.




allied resources, Inc.



/s/ Ruairidh Campbell
Ruairidh Campbell
President, Chief Financial Officer and Director





  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT
  TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ruairidh Campbell, chief executive officer and chief financial officer of Allied Resources, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allied Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003


/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer and Chief Financial Officer
                                INDEX TO EXHIBITS

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
99.1          13    Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-
                           Oxley Act of 2002.






















EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Allied Resources, Inc. (the
"Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the
Securities and Exchange Commission on the date hereof (the "Report), I, Ruairidh
Campbell, President, Chief Financial Officer, and Director of the Company,
certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
      (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
           Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/ Ruairidh Campbell
                                                     Ruairidh Campbell
                                                     President, Chief Financial Officer, and Director
                                                     (Principal Executive, Financial and Accounting
                                                     Officer) May 19, 2003




