Form 10KSB/A
period 2002-12-31
ALLIED RESOURCES INC
filed 2003-06-06
CIK 1211524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A


          (Mark One)
          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2002 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

                  Commission File Number: 000-31390
                                          ---------

                             ALLIED RESOURCES, INC.
           (Name of Small Business Issuer As Specified In Its Charter)


       Nevada                              55-0608764
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

 The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $ 455,148 based on the average closing bid and ask price for the common stock on June 4, 2003.

 As of June 4, 2003 there were 5,666,691 shares outstanding of the registrant's common stock.



                                TABLE OF CONTENTS


PART I
  Item 1.          Description of Business                                                                 2
  Item 2.          Description of Property                                                                 8
  Item 3.          Legal Proceedings                                                                       9
  Item 4.          Submission of Matters to a Vote of Security Holders                                     9

PART II
  Item 5.          Market for Common Equity and Related Stockholder Matters                                9
  Item 6.          Management's Discussion and Analysis                                                   10
  Item 7.          Financial Statements                                                                   12
  Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial              13
                   Disclosure

PART III
  Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance               13
                   With Section 16(a) of the Exchange Act.
  Item 10.         Executive Compensation                                                                 14
  Item 11.         Security Ownership of Certain Beneficial Owners and Management                         15
  Item 12.         Certain Relationships and Related Transactions                                         16
  Item 13.         Exhibits and Reports on Form 8-K                                                       16
  Item 14.         Disclosures and Procedures                                                             16

SIGNATURES                                                                                                17
EXHIBITS                                                                                                  19




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

The sales prices for Allied's oil production interests during 2000, 2001 and 2002 varied significantly between $18 and $25 a barrel over the respective periods. The sale prices for Allied's gas production interests also varied significantly over the same periods. The gas prices fluctuated between $1.686 per Mcf and $3.950 per Mcf in 2002, between $1.606 per Mcf and $8.32 per Mcf in 2001 and between $1.75 per Mcf and $6.821 per Mcf in 2000.




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

Allied's oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Allied may conduct operations.
State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

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

The public may read and copy any materials that are filed by the Allied with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by Allied with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.
ITEM 2.  DESCRIPTION OF PROPERTY

Allied maintains limited office space in an office owned by Ruairidh Campbell, for which we pay $750 per month on a month to month basis. This address is 1403
East 900 South, Salt Lake City, Utah 84105 and the phone number is (801)
582-9609. Allied believes that its current office space will be adequate for the foreseeable future.




Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75% to 75%, producing a combination of varying amounts of oil and gas but predominately gas. Annual oil and gas production in 2002 amounted to $433,338 in 2002 and $492,124 in 2001. The average sales prices over these periods were $2.93 per MCFE in 2002 and $3.12 per MCFE in 2001.
Allied's average production cost per well, which includes a lifting cost, maintenance costs and severance taxes is determined from its interest in each of the wells. The average production cost in 2002 was $132 per well and in 2001 the average production cost was $140 per well. Allied owned gross interests in 145 wells and net interests in 101 wells in 2002. During 2001, Allied owned gross interests in 152 wells and.net interests in 106 wells. The wells are located on 4,000 net developed acres located in Ritchie and Calhoun counties, West
Virginia. Allied owns no interest in gross acreage. Allied's only drilling activity over the past year was in connection with the drilling of Anna Gill #3 which was completed in June of 2002. Allied has no plans to drill additional wells.

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





Record Holders

As of June 4, 2003, there were approximately 84 shareholders of record holding a total of 5,666,691 shares of common stock. However, Allied's board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS

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






1

Years ended December 31, 2002 and 2001

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2002 decreased to $433,338 from $492,124 for the comparable period ended December 31, 2001, a decrease of 12%. The decline of oil and natural gas prices realized from $3.12 per MCFE in 2001 to $2.93 per MCEF in 2002 resulted in a decrease in gross revenue over the periods. Furthermore, lower oil and gas prices compounded with constant lease operating costs shortened the future production lives of aging oil and gas wells.

Net Loss

Net losses for the twelve month period ended December 31, 2002 increased to $61,774 from $26,808 for the comparable period ended December 31, 2001, an increase of 130%. The increase in net operating losses is due to an increase in general administrative expenses that can be primarily attributed to extraordinary consulting and accounting costs incurred in 2002 in connection with the drafting of this registration statement.

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

Depletion expenses for the annual periods ended December 31, 2002, and December
31, 2001 were $76,546 and $99,038 respectively.

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

Cash flow provided by financing was $0 for the year ended December 31, 2002 as compared to $173,420 f or the year ended December 31, 2001.


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

     ITEM 7.  FINANCIAL STATEMENTS

Allied's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-21.









                                    Page 12

                             ALLIED RESOURCES, INC.



                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



































                                       F-1
                             ALLIED RESOURCES, INC.

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







                                       F-1

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





JONES SIMKINS LLP
Logan, Utah
March 14, 2003








                                       F-2
                                                 ALLIED RESOURCES, INC.
                                                     BALANCE SHEETS
                                               December 31, 2002 and 2001




                              ASSETS
                                                                                         2002                 2001
                                                                                   -----------------    -----------------
Current assets:
    Cash                                                                        $           247,844              452,552
    Accounts receivable                                                                      35,458               27,251
    Prepaid expenses                                                                          5,800                    -
                                                                                   -----------------    -----------------

Total current assets                                                                        289,102              479,803

Oil and gas properties ,net                                                                 852,984              858,709
Deposits                                                                                    116,417               56,705
                                                                                   -----------------    -----------------

Total assets                                                                    $         1,258,503            1,395,217
                                                                                   =================    =================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                $             7,431               23,271
                                                                                   -----------------    -----------------

Total current liabilities                                                                     7,431               23,271
                                                                                   -----------------    -----------------


Asset retirement obligation                                                                 122,960              182,563
                                                                                   -----------------    -----------------

Commitments and contingencies                                                      -                    -

Stockholders' equity:
Common stock, $.001 par value and no par value
at 2002 and 2001, respectively; 50,000,000 shares                                             5,667            9,722,955
authorized, 5,666,691 issued and outstanding
Additional paid-in-capital                                                                9,717,288                    -
Accumulated other comprehensive income                                                          503                    -
Accumulated deficit                                                                     (8,595,346)          (8,533,572)
                                                                                   -----------------    -----------------

Total stockholders' equity                                                                1,128,112            1,189,383
                                                                                   -----------------    -----------------

Total liabilities and stockholders' equity                                      $         1,258,503            1,395,217
                                                                                   =================    =================

                                     See accompanying notes to financial statements




                                       F-

                                                 ALLIED RESOURCES, INC
                                                STATEMENTS OF OPERATIONS
                                         Years Ended December 31, 2002 and 2001





                                                                                         2002                       2001
                                                                                   -----------------    -----------------

                                              Oil and gas revenues              $           433,338              492,124
                                                                                   -----------------    -----------------

                                               Operating expenses:
                                                  Production costs                          230,031              275,344
                                                         Depletion                           76,546               99,038
                               General and administrative expenses                          189,946              144,550
                                                                                   -----------------    -----------------

                                                                                            496,523              518,932
                                                                                   -----------------    -----------------

                                              Loss from operations                         (63,185)             (26,808)

                                                   Interest income                            1,411                    -
                                                                                   -----------------    -----------------

                                         Loss before provision for
                                                      income taxes                         (61,774)             (26,808)

                                        Provision for income taxes                                -                    -
                                                                                   -----------------    -----------------

                                                          Net loss              $          (61,774)             (26,808)
                                                                                   =================    =================


                                           Loss per common share -
                                                 basic and diluted              $             (.01)                (.01)
                                                                                   =================    =================

                                  Weighted average common shares -
                                                 basic and diluted                        5,667,000            4,270,000
                                                                                   =================    =================

                                     See accompanying notes to financial statements







                                       F-4
                                                                     ALLIED RESOURCES, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years Ended December 31, 2002 and 2001

                                                                                                 Accumulated
                                                                                                 Other                     Total
                                             Common Stock                         Additional Comprehensive Accumulated Stockholders'
                                            --------------- ----------------
                                            ----------- -- -------------
                                              Shares          Amount         Paid-In-Capital    Income            Deficit     Equity
                                            -----------    -------------     ---------------    -----------    --------------------

Balance at January 1, 2001                   2,816,691  $     9,527,410  $                -  $     -       (8,506,764)  $ 1,020,646

Issuance of common stock for cash            2,000,000          132,100                   -        -                 -      132,100

Offering costs                                       -          (5,877)                   -        -                 -      (5,877)

Issuance of common stock to directors for:
Cash                                            37,379            2,467                   -        -                 -        2,467
Services                                       337,621           22,125                   -        -                 -       22,125

Exercise of common stock warrants
for cash                                       475,000           44,730                   -        -                 -       44,730

Net loss                                             -                -                   -        -          (26,808)      (26,808)
                                            -----------    -------------     ---------------    -----    --------------------------

BalanceatDecember31,2001                     5,666,691        9,722,955                   -        -       (8,533,572)    1,189,383

Comprehensive loss:
Net loss                                             -                -                   -        -          (61,774)      (61,774)
Other comprehensive income-foreign
currency translation adjustment                      -                -                   -      503                 -           503
                                                                                                                       -------------

Total comprehensive loss                                                                                                    (61,271)
                                                                                                                       =============

Reclassification due to re-incorporation             -      (9,717,288)           9,717,288        -                 -             -
                                            -----------    -------------     ---------------    -----    ---------------------------

BalanceatDecember31,2002                     5,666,691  $         5,667   $       9,717,288  $   503  $    (8,595,346) $   1,128,112
                                            ===========    =============     ===============    =====    ============== ============

                                           See accompanying notes to financial statements




                                       F-5
                                              ALLIED RESOURCES, INC
                                             STATEMENTS OF CASH FLOWS
                                      Years Ended December 31, 2002 and 2001




                                                                                      2002               2001
                                                                                 ---------------    ---------------
Cash flows from operating activities:
Net loss                                                                     $         (61,774)           (26,808)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depletion and amortization                                                        76,546             99,038
Accretion expense                                                                         9,128              8,693
Stock compensation expense                                                                    -             22,125
(Increase) decrease in:
Accounts receivable                                                                     (8,207)             77,152
Prepaid expenses                                                                        (5,800)                  -
Deposits                                                                               (59,712)           (56,705)
Increase (decrease) in:
Accounts payable                                                                       (15,840)           (19,752)
                                                                                 ---------------    ---------------

Net cash provided by                                                                   (65,659)            103,743
                                                                                 ---------------    ---------------
                             (used in) operating activities
Cash flows from investing activities:
Acquisition of property and equipment                                                 (139,552)                  -
                                                                                 ---------------    ---------------

Net cash used in investing activities                                                 (139,552)                  -
                                                                                 ---------------    ---------------

Cash flows from financing activities:
Issuance of common stock                                                                      -            173,420
                                                                                 ---------------    ---------------

Net cash provided by financing activities                                                     -            173,420
                                                                                 ---------------    ---------------

Change in accumulated other                                                                 503                  -
                                                                                 ---------------    ---------------
                                       comprehensive income
           Net increase (decrease) in cash                                            (204,708)            277,163

Cash, beginning of year                                                                 452,552            175,389
                                                                                 ---------------    ---------------

Cash, end of year                                                            $          247,844            452,552
                                                                                 ===============    ===============

                 See accompanying notes to financial statements







                                       F-61
                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



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






                                       F-7
                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
---- - - ------------ --- ------- -- ----------- ---------- --------------------

Oil and Gas Producing Activities (continued)

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

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from net operating loss carry forwards, intangible drilling costs and depletion.







                                       F-8
                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
---- - - ------------ --- ------- -- ----------- ---------- --------------------

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







                                       F-9
                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Note 2 - Oil and Gas Properties

Oil and gas properties consists of the following at December 31:

                                                                                        2002              2001
                                                                                        ----              ----

         Oil and gas properties (successful efforts method)                     $    7,678,346         7,538,794
         Asset retirement obligation                                                    96,914           165,645
                                                                                   -----------           -------

                                                                                     7,775,260         7,704,439
         Less accumulated depreciation, depletion and
           amortization                                                             (6,922,276)       (6,845,730)
                                                                                    ----------        ----------

                                                                                $      852,984           858,709
                                                                                    ==========      ============


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







                                       F-10
                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001










                                       F-1
Note 4 - Asset Retirement Obligation (continued)

Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to plug and abandon its oil and gas properties as of December 31:

                                                                                      2002                     2001
                                                                                      ----                     ----
Balance at beginning of year                                 $                     182,563                  172,733
Additional obligations incurred                                                          -                    1,137
Revisions of estimate                                                             (68,731)                        -
Accretion expense                                                                    9,128                    8,693
                                                                                     -----                    -----

Balance at end of year                                       $                     122,960                  182,563
                                                                                   =======                  =======

Note 5 - Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates for the years ended December 31 as follows:
                                                                                      2002                     2001
                                                                                      ----                     ----
Income tax benefit at statutory rate                         $                    (21,000)                  (9,000)
Change in valuation allowance                                                       21,000                    9,000
                                                                                    ------                    -----
                                                             $                         -                          -
                                                                                ===========              ==========

         Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                                                      2002                     2001
                                                                                      ----                     ----
Net operating loss carryforwards                             $                   1,440,000                1,415,000
Depletion and amortization                                                         222,000                  233,000
Asset retirement obligation                                                         20,000                   13,000
                                                                                    ------                   ------
                                                                                 1,682,000                1,661,000
Valuation allowance                                                            (1,682,000)              (1,661,000)
                                                             $                          -                         -
                                                                      ===================         =================





                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001







Note 5 - Income Taxes (continued)
---------------------




A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2002, the Company had net operating loss (NOL) carry forwards of approximately $4,235,000. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized. Also, the ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.


The Company's NOL amounts and related years of expiration are as follows:

              Year Generated                       Amount                  Year of Expiration

                   1988                    $         88,000                       2003
                   1989                              91,000                       2004
                   1990                              83,000                       2005
                   1991                             232,000                       2006
                   1992                             288,000                       2007
                   1993                              70,000                       2008
                   1994                             272,000                       2009
                   1995                             696,000                       2010
                   1996                               9,000                       2011
                   1998                             110,000                       2018
                   1999                           1,979,000                       2019
                   2000                             111,000                       2020
                   2001                              66,000                       2021
                   2002                             140,000                       2022
                                                    -------

                                           $      4,235,000

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

Note 8 - Stock Warrants (continued)
-----------------------

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

The following table summarizes information about stock warrants outstanding at
December 31, 2002.
                       Outstanding                                                Exercisable

                                         Weighted Average
                                         Remaining          Weighted                              Weighted
                                         Contractual Life   Average                               Average
Exercise              Number             (Years)            Exercise           Number             Exercise
                                         -------
Price                 Outstanding                           Price              Exercisable        Price
-----                 -----------                           -----              -----------        -----
$ .10                 1,525,000          .5                 $ .10              1,525,000          $ .10
 ====                 =========          ==                  ====              =========           ====

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







                                       F-14


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


Note 10 - Risks and Uncertainties

The Company's oil and gas reserves are contiually declining, which will eventually result in a reduction of the amount of oil and gas produced, oil and gas revenues and cash flows. The Company has historically replaced reserves through both drilling and acquisitions, however, there is no assurance that oil and gas reserves can be located through drilling or acquisition or that even if reserves are located, that such reserves will allow the recovery of all or part of the investment made by the Company to obtain these reserves.

The Company's carrying cost of its oil and gas properties is subject to possible future impairment based on the estimated future cash flows of these properties.
These estimated future cash flows are in turn subject to oil and gas prices that are subject to fluctuations and, as a consequence, no assurance can be given that oil and gas prices will decrease, increase or remain stable.


Note 11- Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables and payables.
The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.


Note 12 - Recent Accounting Pronouncements

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







                                       F-15
                             ALLIED RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 12 - Recent Accounting Pronouncements (continued)
---- -- - ------ ---------- --------------

In April 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

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







                                       F-16
                             ALLIED RESOURCES, INC.
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           December 31, 2002 and 2001


Capitalized Costs Relating to Oil and Gas Producing Activities
                                                                                    December 31,
                                                                                    -----------
                                                                                 2002              2001
                                                                                 ----              ----

Proved oil and gas properties and related equipment                    $      7,678,346          7,538,794
Unproved oil and gas properties                                                   -                     -
Asset retirement obligation                                                      96,914           165,645
                                                                            -----------           --------

         Subtotal                                                             7,775,260          7,704,439

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                   (6,922,276)        (6,845,730)
                                                                            ----------         ----------

                                                                       $        852,984            858,709
                                                                           ============       ============



Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                                                      December 31,
                                                                                      -----------
                                                                             2002                2001
                                                                         ---------    ---------------

Acquisition of properties:
        Proved                                                           $     -                    -
        Unproved                                                         $     -                    -
Exploration costs                                                        $     125,000             -
Development costs                                                        $      14,552              -







                                       F-17
                             ALLIED RESOURCES, INC.
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           December 31, 2002 and 2001


Results of Operations for Producing Activities

                                                                                       Years Ended
--------------------------------------------------------------------------------------------------
                                                                                      December 31,
-------------------------------------------------------------------------------------------------
                                                                                2002               2001
                                                                             ---------           ---------

Oil and gas - sales                                                    $       433,338             492,124
Production costs net of reimbursements                                        (230,031)           (275,344)
Exploration costs                                                              -                   -
Depreciation, depletion and amortization
   and valuation provisions                                                    (76,546)            (99,038)
                                                                               -------              ------

Net income before income taxes                                                 126,761             117,742

Income tax provision                                                           (43,000)            (40,000)
                                                                             ---------             -------

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                     $        83,761              77,742
                                                                              ========            ========







                                       F-18

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

All quantities shown in the table are proved developed reserves and are located within the United States.



                                                                                           Years Ended December 31,
                                                                    2002                          2001
                                                                    ----                          ----
                                                         Oil           Gas            Oil         Gas
                                                         ---           ---            ---         ---
                                                         (bbls)        (mcf)          (bbls)      (mcf)
                                                         ------        -----          ------      -----
                                                         ------------- -------------- ----------- ------------------
Proved developed and undeveloped reserves:
Beginning of year                                           6,166        1,401,131      12,341        2,187,320
-----------------                                           -----        ---------      ------        ---------
Revision in previous estimates                             (3,543)        346,675      (5,385)        (795,008)
------------------------------                             -------        -------      -------        ---------
Discovers and extension                                       -              -            -            161,649
-----------------------                                       -              -            -            -------
Purchase in place                                             -              -            -               -
-----------------                                             -              -            -               -
Production                                                 (1,301)       (140,178)      (790)         (152,830)
----------                                                 -------       ---------      -----         ---------
Sales in Place                                                -              -            -               -
--------------                                                -              -            -               -
                                                         ------------- -------------- ----------- ------------------

End of year                                                 1,322        1,607,628      6,166         1,401,131
-----------                                                 -----        ---------      -----         ---------
                                                         ============= ============== =========== ==================

All of the Company's reserves are proved developed reserves.








ALLIED RESOURCES, INC.
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           December 31, 2002 and 2001

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas reserves (Unaudited)
------------ ------- -- ---------- ------ --- ---- ----- --- ------- ------- -------- -- ------ --- --- --- -------- -----------

                                                                                       Years Ended
--------------------------------------------------------------------------------------------------
                                                                                      December 31,
-------------------------------------------------------------------------------------------------
                                                                                    2002            2001
                                                                                    ----            ----

Future cash inflows                                                       $     6,318,000        3,377,000
Future production and development costs                                        (3,669,000)      (2,095,000)
Future income tax expenses                                                       (901,000)        (436,000)
                                                                               ----------         ---------

                                                                                1,748,000          846,000

10% annual discount for estimated timing of cash flows                           (867,000)        (397,000)
                                                                                ---------         ---------

Standardized measure of discounted future net cash flows        $                 881,000          449,000
                                                                          ===============         ========


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






                                       F-20
                             ALLIED RESOURCES, INC.
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           December 31, 2002 and 2001



                     Changes in the Standardized Measure of
                    Discounted Future Cash Flows (Unaudited)

                                                                                       Years Ended
----------------------------------------------------------------------------------------------------------
                                                                                       December 31,
--------------------------------------------------------------------------------------------------
                                    2002 2001

Balance, beginning of year                                                 $      449,000        1,066,000
                               Sales of oil and gas produced net of production costs (241,000) (128,000)
Net changes in prices and production costs                                       (431,000)        (442,000)
Extensions and discoveries, less related costs                                      -              197,000
Purchase and sales of minerals in place                                             -                -
Revisions of estimated development costs                                            -                -
Revisions of previous quantity estimate                                         1,293,000            -
Accretion of discount                                                              45,000          107,000
                                            Net changes in income taxes          (234,000)       (351,000)
                                                                                --------          --------

                                                Balance, end of year            $ 881,000          449,000
                                                                                =========          =======







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

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT.

Allied's officers and directors as of June 4, 2003, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, is as follows:


NAME                                    AGE                       POSITION
--------------------------------------------------------------------------------------------------------
Ruairidh Campbell                       39                        President/Chief Financial
                                                                  Officer/Director
--------------------------------------------------------------------------------------------------------
Dr. Stewart Jackson                     61                        Director
--------------------------------------------------------------------------------------------------------
Dr. Hartmut Henning                     60                        Director

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

Dr. Hartmut Henning

On August 1, 2001, Dr. Henning was appointed as a director of Allied. He will serve until the next annual meeting of Allieds shareholders and his successor is elected and qualified. On August 1, 2001, Dr. Henning was appointed as a director of Allied. He will serve until the next annual meeting of Allieds shareholders and his successor is elected and qualified.

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






                                    Annual Compensation                           Long Term Compensation
                                                                            Awards                      Payouts
                                                                   Restricted    Securities
Name and Principal                                 Other Annual      Stock       Underlying    LTIP         All Other
Position                Year     Salary    Bonus   Compensation     Award(s)       Options      payouts    Compensation
                                   ($)      ($)        ($)            ($)          SARs(#)        ($)          ($)
Ruairidh Campbell,        2002   24,000      -          -              -              -            -            -
President, Chief          2001   24,000      -          -              -              -            -            -
Financial Officer         2000   24,000      -          -              -              -            -            -
and Director

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Allied as of June 4, 2003, by each shareholder who is known by Allied to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.
Allied has 5,666,691 shares issued and outstanding as of June 4, 2003.

Title of Class      Name and Address of Beneficial     Amount and nature of Beneficial       Percent of Class
                    Ownership                          Ownership                             %
------------------- ---------------------------------- ------------------------------------- ----------------------
Common Stock        Ruairidh Campbell                  455,000*                              8.0
                    600 Westwood Terrace
                    Austin, Texas 78746
------------------- ---------------------------------- ------------------------------------- ----------------------
Common Stock        Dr. Stewart Jackson                10,000**                              0.0
                    1183 Ross Road
                    Bard, California 92222
------------------- ---------------------------------- ------------------------------------- ----------------------
Common              Dr. Hartmut Henning                0                                     0.0
Stock               2837 West 3rd Avenue
                    Vancouver, B.C. V6K 1M8
------------------- ---------------------------------- ------------------------------------- ----------------------
Common Stock        All Executive Officers and         465,000                               8.0
                    Directors as a Group
     *   The 455,000 common shares attributable to Mr. Campbell includes 355,000 shares held in escrow by Allied's transfer agent.




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







                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of June, 2003.


                  ALLIED RESOURCES, INC.



                  /s/ Ruairidh Campbell
                  Ruairidh Campbell, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                                Date

/s/ Ruairidh Campbell                       Director/President/Chief Financial Officer  June 4, 2003
--- -------- --------
Ruairidh Campbell

/s/ Dr. Stewart Jackson                     Director                                    June 4, 2003
--- --- ------- -------
Dr. Stewart Jackson

/s/ Dr. Hartmut Henning             Director                                    June 4, 2003
--- --- ------- -------
Dr. Hartmut Henning









 CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ruairidh Campbell, president and chief financial officer of Allied Resources, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Allied Resources, Inc.;

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

Date: June 4, 2003

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
99.1             20    Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-
                       Oxley Act of 2002.







EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Allied Resources, Inc. ("Company") on Form 10-KSB/A for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB/A complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-KSB/A fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer