Form 10QSB
period 2003-06-30
ALLIED RESOURCES INC
filed 2003-08-18
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

   [   ] Transition  report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________to
         --------.


                        Commission file number: 000-31390
                                    ---------


                             ALLIED RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)


              Nevada                                 55-0608764
              ------                                 ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)



                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                                 --------------
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes X No ______
                                                              ---         -


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 14, 2003 was 5,666,691.

                                                           TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................. 3

Balance Sheets............................................................. 4

Unaudited Statements of Operations for the three and six months ended
June 30, 2003 and June 30, 2002............................................ 5

Unaudited Statements of Cash Flows for the six months ended
June 30, 2003 and June 30, 2002............................................ 6

Unaudited Notes to Financial Statements.................................... 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................      8

ITEM 3.  CONTROLS AND PROCEDURES........................................... 9

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................10

SIGNATURES................................................................ 11

INDEX TO EXHIBITS......................................................... 13

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Allied" refers to Allied Resources, Inc., a Nevada corporation and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                             ALLIED RESOURCES, INC.
                                 BALANCE SHEETS

                              ASSETS                                                     June 30,            December 31,
                              ------
                                                                                           2003                  2002
                                                                                       (Unaudited)            (Audited)
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------
Current assets:
    Cash                                                                          $           245,876               247,844
    Accounts receivable                                                                       112,200                35,458
    Prepaid expenses
                                                                                                    -                 5,800
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

      Total current assets                                                                    358,076               289,102

Oil and gas properties, net                                                                   813,984               852,984
Deposits                                                                                      166,021               116,417
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

          Total assets                                                            $         1,338,081             1,258,503
                                                                                     =================     =================
                                                                                     =================     =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $
                                                                                                    -                 7,431
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

      Total current liabilities
                                                                                                    -                 7,431
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

Asset retirement obligation                                                                   126,034               122,960
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

Commitments and contingencies
                                                                                     -                     -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 5,666,691 issued and outstanding                                              5,667                 5,667
   Additional paid-in-capital                                                               9,717,288             9,717,288
   Accumulated other comprehensive income
                                                                                                  647                   503
   Accumulated deficit                                                                    (8,511,555)           (8,595,346)
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

          Total stockholders' equity                                                        1,212,047             1,128,112
                                                                                     -----------------     -----------------
                                                                                     -----------------     -----------------

          Total liabilities and stockholders' equity                              $         1,338,081             1,258,503
                                                                                     =================     =================

                 The accompanying notes are an integral part of
                          these financial statements.





                             ALLIED RESOURCES, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                             Three Months Ended              Six Months Ended June 30,
                                                                  June 30,
                                                     ------------------------------------ ---------------------------------
                                                         2003               2002              2003               2002
                                                     --------------    ---------------    --------------    ---------------
                                                     --------------    ---------------    --------------    ---------------

Oil and gas revenues                              $                           113,658                              208,093
                                                           155,570                              325,120
                                                     --------------    ---------------    --------------    ---------------
                                                     --------------    ---------------    --------------    ---------------

Operating expenses:
   Production costs                                         67,527             63,000           134,833            126,059
   Depletion                                                19,000             19,136            39,000             38,273
   General and administrative expenses                      38,100             55,574            67,496             77,789
                                                     --------------    ---------------    --------------    ---------------
                                                     --------------    ---------------    --------------    ---------------

                                                                              137,710                              242,121
                                                           124,627                              241,329
                                                     --------------    ---------------    --------------    ---------------
                                                     --------------    ---------------    --------------    ---------------

          Income (loss) from operations
                                                            30,943           (24,052)            83,791           (34,028)

Interest income                                                                                                     1,411
                                                                 -                  -                 -
                                                     --------------    ---------------    --------------    ---------------
                                                     --------------    ---------------    --------------    ---------------

          Income (loss) before provision
             for income taxes                               30,943           (24,052)            83,791           (32,617)

Provision for income taxes
                                                                 -                  -                 -                  -
                                                     --------------    ---------------    --------------    ---------------
                                                     --------------    ---------------    --------------    ---------------

          Net income (loss)                       $         30,943           (24,052)            83,791           (32,617)
                                                     ==============    ===============    ==============    ===============
                                                     ==============    ===============    ==============    ===============

Income (loss) per common share -
   basic and diluted                              $            .01              (.00)               .01              (.01)
                                                     ==============    ===============    ==============    ===============
                                                     ==============    ===============    ==============    ===============

Weighted average common shares -
   basic and diluted                                     5,667,000          5,667,000         5,667,000          5,667,000
                                                     ==============    ===============    ==============    ===============


                 The accompanying notes are an integral part of
                          these financial statements.







                                                        ALLIED RESOURCES, INC.
                                                  UNAUTITED STATEMENTS OF CASH FLOWS
                                                Six Months Ended June 30, 2003 and 2002

                                                                                      2003               2002
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------
Cash flows from operating activities:
Net income (loss)                                                            $           83,791           (32,617)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depletion and amortization                                                        39,000             38,273
       Accretion expense                                                                  3,074              4,564
       (Increase) decrease in:
          Accounts receivable                                                          (76,742)           (10,096)
          Prepaid expenses                                                                                (29,400)
                                                                                          5,800
          Deposits                                                                     (49,604)           (25,923)
       Increase (decrease) in:
          Accounts payable                                                              (7,431)
                                                                                                             5,421
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

            Net cash used in operating activities                                       (2,112)           (49,778)
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

Cash flows from investing activities:
Acquisition of oil and gas properties                                                                    (125,000)
                                                                                              -
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

            Net cash used in investing activities                                                        (125,000)
                                                                                              -
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

Cash flows from financing activities:
                                                                                              -                  -
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

Change in accumulated other comprehensive income                                            144
                                                                                                                 -
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

           Net decrease in cash                                                         (1,968)          (174,778)

Cash, beginning of period                                                               247,844            452,552
                                                                                 ---------------    ---------------
                                                                                 ---------------    ---------------

Cash, end of period                                                          $          245,876            277,774
                                                                                 ===============    ===============


                 The accompanying notes are an integral part of
                          these financial statements.



                             ALLIED RESOURCES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003



Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied's Form 10-KSB/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Allied's Form 10-KSB/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.




























Item 2.  Management's Discussion and Analysis

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. Allied undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by Allied that attempt to advise interested parties of the factors which affect
Allied's business, in this report, as well as Allied's other periodic reports on Forms 10-KSB/A, 10-QSB and 8-K filed with the Securities and Exchange
Commission.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Results of Operations

Sales

Sales for the three months ended June 30, 2003 increased to $155,570 from $113,658 for the three month period ended June 30, 2002, an increase of 37%.
Sales for the six months ended June 30, 2003 increased to $325,120 from $208,093 for the six month period ended June 30, 2002, an increase of 56%. The increase in revenues over the periods is primarily attributable to a general increase in oil and natural gas prices over the respective periods. Allied anticipates that sales revenue will continue to fluctuate with oil and natural gas prices over future periods.

Income

Net income for the three months ended June 30, 2003 increased to $30,943, from a net loss of $24,052 for the three month period ended June 30, 2002, an increase of 229%. Net income for the six months ended June 30, 2003 increased to $83,791 from a net loss of $32,617 for the six month period ended June 30, 2002, an increase of 361%. The significant increase in income as compared to losses over the respective periods is directly attributable to an increase in revenues and a substantial decrease in general and administrative costs associated with Allied's registration of the company with the Securities and Exchange
Commission. Allied anticipates net income or loss to fluctuate with oil and natural gas prices over future periods.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003, decreased to $38,100 from $55,574 for the three month period ended June
30, 2002, a decrease of 31%. Selling, general and administrative expenses for the six months ended June 30, 2003 decreased to $67,496 from $77,789 for the six month period ended June 30, 2002. The decrease in selling general and administrative expenses over the periods can be attributed to a substantial decrease in costs associated with Allied's registration of the company with the Securities and Exchange Commission. Allied anticipates that selling, general and administrative expenses will remain relatively consistent over future periods.






Direct production expenses for the three months ended June 30, 2003, increased to $67,527 from $63,000 for the three month period ended June 30, 2002, an increase of 7%. Direct production expenses for the six months ended June 30, 2003, increased to $134,833 from $126,059 for the six month period ended June
30, 2002, an increase of 7%. The increase in direct production expenses over the periods can be attributed to an increase on severance taxes paid to the State of West Virginia based on gross production. Allied expects that direct production expenses over future periods will remain relatively consistent.

Depletion and amortization expenses for the six months ended June 30, 2003 and June 30, 2002 were $39,000 and $38,273 respectively.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from net operating losses to offset operating profit.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $2,112 for the six months ended June 30, 2003, as compared to cash flow used in operations of $49,778 for the six months ended
June 30, 2002. The significant decrease in negative cash flows from operating activities over the period is primarily attributable to an increase in sales revenue over the period.

Cash flow generated from financing activities was $0 for the six months ended
June 30, 2003 and $0 for the six months ended June 30, 2002.

Allied has a working capital surplus of $358,076 as of June 30, 2003. Allied has funded its cash needs through June 30, 2003 from operations.

Capital Expenditures

Allied made no significant capital expenditures on property or equipment for the six months ended June 30, 2003 and $125,000 in capital expenditures on the property in the six months ended June 30, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

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





PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of
         --------
         this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.



                                                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2003.




allied resources, Inc.



/s/ Ruairidh Campbell
---------------------
Ruairidh Campbell
President, Chief Financial Officer and Director




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

Date: August 14, 2003


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
99.1             14    Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-
                           Oxley Act of 2002.





















EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allied Resources, Inc. (the
"Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the
Securities and Exchange Commission on the date hereof (the "Report), I, Ruairidh
Campbell, President, Chief Financial Officer, and Director of the Company,
certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
      (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
           Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/ Ruairidh Campbell
                                Ruairidh Campbell
                                                     President, Chief Financial Officer, and Director
                                                     (Principal Executive, Financial and Accounting
                                                     Officer)
                                 August 14, 2003


                                       14
