Form 10QSB
period 2003-09-30
ALLIED RESOURCES INC
filed 2003-11-18
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

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

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 5,666,691.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Allied” refers to Allied Resources, Inc., a Nevada corporation and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ALLIED RESOURCES, INC.

BALANCE SHEETS

                             ASSETS                                               September 30,         December 31,
                                                                                       2003                 2002
                                                                                   (Unaudited)            (Audited)
                                                                                 -----------------     ----------------
Current assets:
    Cash                                                                      $           315,022              247,844
    Accounts receivable                                                                    69,625               35,458

    Prepaid expenses                                                                            -                5,800
                                                                                 -----------------     ----------------

      Total current assets                                                                384,647              289,102

Oil and gas properties, net                                                               794,984              852,984
Deposits                                                                                  183,376              116,417
                                                                                 -----------------     ----------------

          Total assets                                                        $         1,363,007            1,258,503
                                                                                 =================     ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                           $                 -                7,431
                                                                                 -----------------     ----------------

      Total current liabilities                                                                 -                7,431
                                                                                 -----------------     ----------------

Asset retirement obligation                                                               127,571              122,960
                                                                                 -----------------     ----------------

Commitments and contingencies                                                                   -                    -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 5,666,691 issued and outstanding                                          5,667                5,667
   Additional paid-in-capital                                                           9,717,288            9,717,288

   Accumulated other comprehensive income                                                     616                  503
   Accumulated deficit                                                                (8,488,135)          (8,595,346)
                                                                                 -----------------     ---------------

          Total stockholders' equity                                                    1,235,436            1,128,112
                                                                                 -----------------     ---------------

          Total liabilities and stockholders' equity                          $         1,363,007            1,258,503
                                                                                 =================     ===============
The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended                       Nine Months Ended
                                                                    September 30,                             September 30,
                                                       ----------------------------------------    -------------------------------------
                                                             2003                  2002                 2003                 2002
                                                       ------------------    ------------------    ----------------    -----------------

Oil and gas revenues                               $             127,310               113,222             452,430              321,315
                                                       ------------------    ------------------    ----------------    -----------------
Operating expenses:
   Production costs                                               65,683                59,399             200,227              185,458
   Depletion                                                      19,000                19,138              58,000               57,411
   General and administrative expenses                            19,168                54,056              86,992              131,845
                                                       ------------------    ------------------    ----------------    -----------------

                                                                 103,851               132,593             345,219              374,714
                                                       ------------------    ------------------    ----------------    -----------------

          Income (loss) from operations                           23,459              (19,371)             107,211             (53,399)

Interest income                                                        -                     -                   -                1,411
                                                       ------------------    ------------------    ----------------    -----------------
          Income (loss) before provision
             for income taxes                                     23,459              (19,371)             107,211             (51,988)

Provision for income taxes                                             -                     -                   -                    -
                                                       ------------------    ------------------    ----------------    -----------------
          Net income (loss)                        $              23,459              (19,371)             107,211             (51,988)
                                                       ==================    ==================    ================    =================

Income (loss) per common share -
   basic and diluted                               $                 .00                 (.00)                 .02                (.01)
                                                       ==================    ==================    ================    =================
Weighted average common shares -
   basic and diluted                                           5,667,000             5,667,000           5,667,000            5,667,000
                                                       ==================    ==================    ================    =================
The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

UNAUTITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

                                                                                   2003              2002
                                                                              ---------------   ---------------
Cash flows from operating activities:
Net income (loss)                                                         $          107,211          (51,988)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depletion and amortization                                                     58,000            57,411

       Accretion expense                                                               4,611             6,847
       (Increase) decrease in:
          Accounts receivable                                                       (34,167)          (29,987)

          Prepaid expenses                                                             5,800          (20,700)
          Deposits                                                                  (66,959)          (45,174)
       Increase (decrease) in:

          Accounts payable                                                           (7,431)            19,380
                                                                              ---------------   ---------------

            Net cash provided by (used in)

               operating activities                                                   67,065          (64,211)
                                                                              ---------------   ---------------

Cash flows from investing activities:

Acquisition of oil and gas properties                                                      -         (139,552)
                                                                              ---------------   ---------------

            Net cash used in investing activities                                          -         (139,552)
                                                                              ---------------   ---------------

Cash flows from financing activities:                                                      -                 -
                                                                              ---------------   ---------------

Change in accumulated other comprehensive income                                         113               573
                                                                              ---------------   ---------------

           Net increase (decrease) in cash                                            67,178         (203,190)

Cash, beginning of period                                                            247,844           452,552
                                                                              ---------------   ---------------

Cash, end of period                                                       $          315,022           249,362
                                                                              ===============   ===============
The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied’s Form 10-KSB/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Allied’s Form 10-KSB/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. Allied undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by Allied that attempt to advise interested parties of the factors which affect Allied’s business, in this report, as well as Allied’s other periodic reports on Forms 10-KSB/A, 10-QSB and 8-K filed with the Securities and Exchange Commission.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Results of Operations

Sales

Sales for the three months ended September 30, 2003 increased to $127,310 from $113,222 for the three month period ended September 30, 2002, an increase of 12%. Sales for the nine months ended September 30, 2003 increased to $452,430 from $321,315 for the nine month period ended September 30, 2002, an increase of 41%. The increase in revenues over the periods is primarily attributable to a general increase in oil and natural gas prices over the respective periods. Allied anticipates that sales revenue will continue to fluctuate with oil and natural gas prices over future periods.

Income

Net income for the three months ended September 30, 2003 increased to $23,459, from a net loss of $19,371 for the three month period ended September 30, 2002, an increase of 221%. Net income for the nine months ended September 30, 2003 increased to $107,211 from a net loss of $51,988 for the nine month period ended September 30, 2002, an increase of 306%. The significant increase in income as compared to losses over the respective periods is directly attributable to an increase in revenues and a substantial decrease in general and administrative costs. Allied anticipates net income or loss to fluctuate with oil and natural gas prices over future periods.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003, decreased to $19,168 from $54,056 for the three month period ended September 30, 2002, a decrease of 65%. Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased to $86,992 from $131,845 for the nine month period ended September 30, 2002, a decrease of 34%. The decrease in selling general and administrative expenses over the periods can be attributed to a substantial decrease in costs associated with Allied’s registration of the company with the Securities and Exchange Commission. Allied anticipates that selling, general and administrative expenses will remain relatively consistent over future periods.

Direct production expenses for the three months ended September 30, 2003, increased to $65,683 from $59,399 for the three month period ended September 30, 2002, an increase of 11%. Direct production expenses for the nine months ended September 30, 2003, increased to $200,227 from $185,458 for the nine month period ended September 30, 2002, an increase of 8%. The increase in direct production expenses over the periods can be attributed to an increase on severance taxes paid to the State of West Virginia based on gross production. Allied expects that direct production expenses over future periods will remain relatively consistent with gross production.

Depletion expenses for the nine months ended September 30, 2003 and September 30, 2002 were $58,000 and $57,411 respectively.

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

Liquidity and Capital Resources

Cash flow provided from operations was $67,065 for the nine months ended September 30, 2003, as compared to cash flow used in operations of $64,211 for the nine months ended September 30, 2002. The significant decrease in negative cash flows from operating activities over the period is primarily attributable to an increase in sales revenue over the period.

Cash flow generated from financing activities was $0 for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002.

Allied has a working capital surplus of $384,647 as of September 30, 2003. Allied has funded its cash needs through September 30, 2003 from operations.

Capital Expenditures

Allied made no significant capital expenditures on property or equipment in the nine months ended September 30, 2003 and $139,552 in capital expenditures on the property in the nine months ended September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2003 the Company held an Annual Meeting of Shareholders to consider the election of Ruairidh Campbell, Dr. Stewart Jackson and Yvonne Cole as Company directors, the approval of management’s decision to engage Jones Simkins L.L.P. as the Company’s auditors for the year ending December 31, 2003 and granting the authority to the board of directors to adopt a stock option plan if it deems such action to be in the best interests of the Company. Proxies or votes presented in person representing 3,075,200 or 54.3% of the Company’s issued and outstanding shares constituted quorum for the purpose of considering the matters presented.

The shareholders elected Ruairidh Campbell by a vote of 2,610,200 in favor and 0 against with 0 abstentions to the Company’s board of directors, elected Dr. Stewart Jackson by a vote of 2,610,200 in favor and 0 against with 0 abstentions to the Company’s board of directors and elected Yvonne Cole by a vote of 2,610,200 in favor and 0 against with 0 abstentions to the Company’s board of directors.

The shareholders approved the appointment of Jones Simkins L.L.P. as the Company’s auditors for the year ending December 31, 2003 by a vote of 2,610,200 in favor and 0 against with 0 abstentions.

The shareholders granted the authority to the board of directors to adopt a stock option plan if it deems such action to be in the best interests of the Company by a vote of 2,610,200 in favor and 0 against with 0 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.