Form 10KSB/A
period 2002-12-31
ALLIED RESOURCES INC
filed 2003-12-02
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-2

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES __X__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant’s revenues for its most recent fiscal year were $433,338.

The aggregate market value of the registrant’s common stock (the only class of voting stock), held by non-affiliates was approximately $ 882,587 based on the average closing bid and ask price for the common stock on November 24, 2003.

As of November 24, 2003 there were 5,666,691 shares outstanding of the registrant’s common stock.

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

Allied's principal place of business is located at 1403 East 900 South, Salt Lake City, Utah 84105 and our telephone number is (801) 582-9609. Allied's registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109. Allied is engaged in the exploration, development and production of oil and gas properties in West Virginia.

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

Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75 to 75%. Depth of the producing intervals varies from 1,730 ft to 5,472 ft. The most recently drilled well Anna Gill # 3, was completed in June 2002 at a depth of 5,400 ft. All the wells in which Allied has an interest are situated on developed acreage spread over 3,400 acres in Ritchie and Calhoun counties. Allied prefers operating in West Virginia due to relatively inexpensive drilling and completion operations, and the absence of poisonous gas often associated with oil and gas production. Many of Allied's wells, on the same leases, share production equipment in order to minimize lease operating costs. Recovery from producing wells is consistently evaluated, and cost-efficient work-over methods are often considered to improve the performance of the wells or in the alternative to sell limited producers in order to reduce operating costs. During July of 2002 two Gus Bee wells, which are located on the Gus Bee lease in West Virginia, were worked over and new pumping units installed. Due to the remedial work carried out on the two Gus Bee wells, production from that lease has increased. Allied recently sold its interest in eight wells due to the depletion of recoverable reserves.

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

Allied's working interest, is defined as interest in oil and gas that includes responsibility for all drilling, developing, and operating costs varying from 18.75% to 75%. Allied's net revenue interest, is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 18.05% to 65.625%.

Allied owns varying interests in a total of 145 wells on several leases. Some leases contain multiple wells. Distribution of Allied's interests in West Virginia oil and gas leases are detailed below:

Well Name	Working Interest	Net	Revenue Interest
Anderson	75	63.5742
Batson	51.5625	45.1172
Britton	75	63	.28125
B. Rutherford	75	65.625
Cokely 582	75	63.5742
Cokely 633-654	75	60.9375
Conrad	75	61.5234
Deem	75	63.5742
E. Goff	75	58.8867
Jay Goff	65.625	55.3709
John Goff	60.9375	51.416
Fire Snyder	75	61.5732
GT Sommerville	75	65.625
Gus Bee	75	63.5742
Foster	70.3125	52.7344
Kennedy	75	63.5742
Law	75	63.5742
Leeson	75	65.625
Mullenix	33.984	27.12
Wellings	75	61.5234
Wellings 1A	63.9637	55.9682
Patton	75	63.5942
Riddle	75	65.625
Richards	75	63.5742
A. J. Scott	37.5	32.8125
Spurgeon	75	63.5742
Stanley 2 and 3	18.75	15.00
Stanley 583	75	63.5742
Summers 2	75	63	.28125
Sutton	72.6562	55.0593
Taylor Carr	70.3125	54.9316
Toothman	75	65.625
Vincent 20 C	75	65.625
Vincent 25 C	75	65.625
Vincent 35 C	75	65.625
Vincent 41 C	75	65.625
V. Zinn	75	65.625
Baker Baughman	75	65.625
Baker Baughman 81	75	65.625
Bollinger	75	60.9375
Gill	75	65.625
Gill 3	50	43.75
Haddox	75	65.625
Mills	75	65.625
Sweet 1 and 2	75	65.625
Sweet 3	50	43.75
Watson	75	65.625
Watson 85	75	65.625
Watson 86	75	65.625
Watson 6-87	75	65.625
Wolfe	75	56.25
Browne 1	75	65.625

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

Marketability

The products sold by Allied, natural gas and crude oil, are commodities purchased by many distribution and retail companies. Crude oil can be easily sold whenever it is produced subject to transportation cost. The crude oil produced on Allied’s behalf is transported by truck from the collection points to the purchaser. Natural gas on the other hand can be more difficult to sell since transportation from point of production to the purchaser requires a pipeline. One hundred percent of Allied’s current gas production interest is transported by pipelines owned by the purchasers of its production.

Allstate sells Allied’s gas production interest to three main purchasers, Dominion Field Services, Equitable Resources, and Allegheny Energy. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain prices for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.68 MCF to $3.875 MCF during the year ended 2002. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate currently has fixed contracts with Dominion Field Services to sell 10,000 MCF per month averaging 329 MCF’s a day from January 1, 2003 through December 31, 2003 at $4.40 per MCF with any additional volume sold at market price and 10,000 MCF per month averaging 329 MCF’s a day from January 1, 2004 through December 31, 2004 at $6.02 per MCF with any additional volume sold at market price. Allstate sells Allied’s oil production interest to West Virginia Oil Gathering at the market price on the day of pick up.

The sales prices for Allied’s oil production interests during 2000, 2001 and 2002 varied significantly between $18 and $25 a barrel over the respective periods. The sale prices for Allied’s gas production interests also varied significantly over the same periods. The gas prices fluctuated between $1.686 per MCF and $3.950 per MCF in 2002, between $1.606 per MCF and $8.32 per MCF in 2001 and between $1.75 per MCF and $6.821 per MCF in 2000.

Government Regulation of Exploration and Production

Allied’s oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases Allied’s cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, Allied is unable to accurately predict the future cost or impact of complying with such laws.

Allied’s oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which Allied may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. However, no West Virginia regulations provide such production limitations with respect to the Allied’s operations.

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

Allied is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from Allied’s operations.

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2002, and are expected to continue to be significant in 2003:

Clean Water and Oil Pollution Regulatory Programs.

The federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Allied’s operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. Allied maintains spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2002, Allied had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

Clean Air Regulatory Programs. Allied’s operations are subject to the federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. Allied currently obtains construction and operating permits for its compressor engines, and is not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs. Allied’s operations generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during Allied’s drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by Allied.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Allied is not presently aware of any potential adverse claims in this regard.

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

Health and Safety Regulatory Programs. Allied’s operations also are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) regarding worker and work place safety. Allied is assured that Allstate currently provides health and safety training and equipment to its employees and is adopting additional corporate policies and procedures to comply with OSHA’s workplace safety standards.

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

The public may read and copy any materials that are filed by the Allied with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by Allied with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Allied maintains limited office space in an office owned by Ruairidh Campbell, Allied’s president, for which Allied pays $750 per month on a month to month basis. This address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582-9609. Allied believes that its current office space will be adequate for the foreseeable future.

Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75% to 75%, producing a combination of varying amounts of oil and gas but predominately gas.

Annual oil and gas production amounted to 236,454 MCF of gas and 2,633 STB of oil in 2002 and 232,050 MCF of gas and 1,216 STB of oil in 2001. The average sales prices over these periods were $2.93 per MCFE in 2002 and $3.12 per MCFE in 2001. Allied’s average production costs, which include lifting costs, maintenance costs and severance taxes were $1.35 per MCFE in 2002 and $1.45 per MCFE in 2001. Allied owned 145 gross wells and 101 net wells in 2002. During 2001, Allied owned 152 gross wells and 106 net wells. Allied sold certain wells to Allstate during 2002 due to a substantial decline in their production rates. The wells are located on 3,400 gross acres, located in Ritchie and Calhoun counties, West Virginia. The acreage is approximately 2,377 net acres. Allied’s only drilling activity over the past year was in connection with the drilling of Anna Gill #3 which was completed in June of 2002. Allied has no plans at this time to drill additional wells.

ITEM 3. LEGAL PROCEEDINGS

Allied is currently not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Allied’s common stock is quoted on the Toronto Venture Exchange, a service maintained by the Toronto Stock Exchange under the symbol, “TSX.ALO”. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. All quotes provided are reflected in Canadian dollars.

YEAR	QUARTER ENDING	HIGH	LOW

2002	March 31, 2002	$0.23	$0.16

	June 30, 2002	$0.15	$0.13

	September 30, 2002	$0.14	$0.09

	December 31, 2002	$0.25	$0.19

2001	March 31, 2001	$0.25	$0.19

	June 30, 2001	$0.20	$0.13

	September 30, 2001	$0.17	$0.13

	December 31, 2001	$0.17	$0.12

Record Holders

As of November 24, 2003, there were approximately 84 shareholders of record holding a total of 5,666,691 shares of common stock. However, Allied’s board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

Allied has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on Allied’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Allied’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. Allied’s fiscal year end is December 31.

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

For the fiscal year ended, Allied incurred a loss as a result of expenses associated with the submission of a registration statement under the Exchange Act, expenses associated with engaging the services of consultants, drilling and completion costs, accounting costs, reserve evaluation costs, maintenance and production costs associated with aging wells and administrative overhead. Allied anticipates that until a complete evaluation of its existing oil and gas assets is completed and non-productive wells disposed of in order to reduce maintenance costs or new revenue producing wells acquired, that it may continue to operate at a loss in the future.

Allied’s business plan is to reevaluate existing oil and gas assets on existing leasehold properties and to seek by acquisition or participation additional oil and gas revenue producing opportunities in West Virginia. Further, Allied expects to reduce operating and maintenance costs as a consequence of its reevaluation of existing assets and to reduce administrative costs in an effort to produce a net operating profit.

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

Net Loss

Net losses for the twelve month period ended December 31, 2002 increased to $61,774 from $26,808 for the comparable period ended December 31, 2001, an increase of 130%. The increase in net operating losses is due to an increase in general administrative expenses that can be primarily attributed to extraordinary consulting and accounting costs incurred in 2002 in connection with the submission of a registration statement.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2002 increased to $189,946 from $144,550 for the comparable period ended December 31, 2001, an increase of 31%. The increase in net operating losses is due to an increase in general administrative expenses that can be primarily attributed to extraordinary consulting and accounting costs incurred in 2002 in connection with the submission of a registration statement.

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

Liquidity and Capital Resources

Cash flow used in operations for the twelve month period ended December 31, 2002 was $65,659 as compared to cash flow produced from operations of $103,743 for the comparable period ended December 31, 2001. The transition from cash flow produced from operations to cash flow used in operations can be primarily attributed to a reduction in the depletion of Allied’s assets and the significant change in the amounts receivable over the comparable periods. Allied believes that the results for year ended 2002 are not necessarily indicative of future expectations for cash flow.

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

ITEM 7. FINANCIAL STATEMENTS

Allied’s financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-18.

ALLIED RESOURCES, INC.

FINANCIAL STATEMENTS

December 31, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders’
of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ALLIED RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2001

                                                                                                                Accumulated
                                                                                                                   Other                               Total
                                                           Common Stock                          Additional      Comprehensive         Accumulated     Stockholders'
                                                          --------------- ----------------
                                                          ----------- -- --------------
                                                            Shares          Amount                                 Income           Deficit            Equity
                                                                                           Paid-In-Capital
                                                          -----------    --------------    ---------------     ---------------   --------------     -------------

Balance at January 1, 2001                                 2,816,691  $      9,527,410  $               -  $                -      (8,506,764)  $      1,020,646

Issuance of common stock for cash                          2,000,000           132,100                  -                   -                -           132,100

Offering costs                                                     -           (5,877)                  -                   -                -           (5,877)
Issuance of common stock to
directors for:
Cash                                                          37,379             2,467                  -                   -                -             2,467
Services                                                     337,621            22,125                  -                   -                -            22,125
Exercise of common stock warrants
for cash                                                     475,000            44,730                  -                   -                -            44,730

Net loss                                                           -                 -                  -                   -         (26,808)          (26,808)
                                                          -----------    --------------    ---------------     ---------------   --------------     -------------

Balance at December 31, 2001                               5,666,691         9,722,955                  -                   -      (8,533,572)         1,189,383
Comprehensive loss:
Net loss                                                           -                 -                  -                   -         (61,774)          (61,774)
Other comprehensive income-foreign
currency translation adjustment                                    -                 -                  -                 503                -               503
                                                                                                                                                    -------------

Total comprehensive loss                                                                                                                                (61,271)
                                                                                                                                                    =============

Reclassification due to re-incorporation                           -       (9,717,288)          9,717,288                   -                -                 -
                                                          -----------    --------------    ---------------     ---------------   --------------     -------------

Balance at December 31, 2002                               5,666,691  $          5,667  $       9,717,288   $             503      (8,595,346)   $     1,128,112                                                                                                     $
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
                                                                                 ===============    ===============

                                  See accompanying notes to financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Allied Resources, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 26, 2002, and was merged with Allied Resources, Inc., a West Virginia corporation, on April 5, 2002. The purpose of the merger was to change the Company’s state of incorporation. In addition, the par value of the common stock was changed from “no par” to a par value of $.001 per share. This change is shown as a reclassification in the statement of stockholders’ equity. The Company had no assets or liabilities prior to the merger. The Company is primarily engaged in the business of acquiring, developing, producing and selling oil and gas properties to companies located in the continental United States.

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

If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 – Oil and Gas Properties

Oil and gas properties consists of the following at December 31:

	2002	2001
Oil and gas properties (successful efforts method)	$ 7,678,346	7,538,794
Asset retirement obligation	96,914	165,645
	7,775,260	7,704,439
Less accumulated depreciation, depletion and
amortization	(6,922,276)	(6,845,730)
	$ 852,984	858,709

Note 3 – Deposits

The Company has an operating agreement with the operator of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2002 and 2001 amounts on deposit was approximately $116,000 and $57,000, respectively.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 4 – Asset Retirement Obligation

The Department of Environment of the State of West Virginia requires that when oil and gas wells are abandoned, the owners must comply with regulations implemented by the State to protect the environment. Accordingly, a liability has been established equal to the present value of the Company’s estimated prorata share of the obligation. The Company has no assets that are legally restricted for the purpose of settling this obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties as of December 31:

	2002	2001
Balance at beginning of year	$ 182,563	172,733
Additional obligations incurred	--	1,137
Revisions of estimate	(68,731)	--
Accretion expense	9,128	8,693
Balance at end of year	$ 122,960	182,563

Note 5 – Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates for the years ended December 31 as follows:

	2002	2001
Income tax benefit at statutory rate	$ (21,000)	(9,000)
Change in valuation allowance	21,000	9,000
	$ -	-

        Deferred tax assets (liabilities) are comprised of the following at December 31:

	2002	2001
Net operating loss carryforwards	$ 1,440,000	1,415,000
Depletion and amortization	222,000	233,000
Asset retirement obligation	20,000	13,000
	1,682,000	1,661,000
Valuation allowance	(1,682,000)	(1,661,000)
	$ -	-

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 5 – Income Taxes (continued)

A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $4,235,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year Generated	Amount	Year of Expiration
1988	$ 88,000	2003
1989	91,000	2004
1990	83,000	2005
1991	232,000	2006
1992	288,000	2007
1993	70,000	2008
1994	272,000	2009
1995	696,000	2010
1996	9,000	2011
1998	110,000	2018
1999	1,979,000	2019
2000	111,000	2020
2001	66,000	2021
2002	140,000	2022
	$ 4,235,000

Note 6 – Related Party Transactions

During the years ended December 31, 2002 and 2001, the Company incurred fees and production expenses totaling approximately $221,000 and $237,000, respectively, to the operator of its oil and gas wells.

Note 7 – Supplemental Disclosures of Cash Flow Information

During the years ended December 31, 2002 and 2001, the Company adjusted an asset retirement obligation and (decreased) increased property and equipment in the amount of $(68,731) and $1,137, respectively.

No amounts were paid for interest and income taxes during the years ended December 31, 2002 and 2001.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 8 – Stock Warrants

The Company has warrants outstanding to purchase shares of the Company’s common stock. A schedule of the warrants at December 31, 2002 and 2001 is as follows:

                                                                                                        Exercise
                                                                                                        Price Per
                                                                     Number of Warrants                  Share
         Outstanding at January 1, 2001                                           -                    $   -
         Granted                                                              2,000,000                   .10
         Exercised                                                             (475,000)                  .10

         Outstanding at December 31, 2001 and 2002                            1,525,000                $  .10

Stock Based Compensation

Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation” (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company’s stock warrants been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s results of operations for the years ended December 31, 2002 and 2001 would not have changed from the amounts reported on the statements of operations.

The following table summarizes information about stock warrants outstanding at December 31, 2002.

                  Outstanding                                                               Exercisable
--------------------------------------------------------------------------   ----------------------------------
 Exercise Price        Number           Weighted           Weighted             Number       Weighted Average
                                         Average
                                        Remaining
                                       Contractual         Average
                                          Life             Exercise                              Exercise
                    Outstanding          (Years)               Price          Exercisable             Price

      $ .10           1,525,000             .5            $   .10             1,525,000           $   .10

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 9 – Commitments and Contingencies

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

Also on March 1, 2002, the Company entered into an advisory agreement with Hudson Consulting Group (an unrelated party) for services related to the Company’s filings with the Securities and Exchange Commission. The agreement is for one year and required the Company to pay $35,000. At December 31, 2002, the Company had paid the entire $35,000 and had recorded a prepaid expense of approximately $6,000 related to this agreement.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such item which it believes could have a material adverse affect on its financial position.

Note 10 — Risks and Uncertainties

The Company’s oil and gas reserves are continually declining, which will eventually result in a reduction of the amount of oil and gas produced, oil and gas revenues and cash flows. The Company has historically replaced reserves through both drilling and acquisitions, however, there is no assurance that oil and gas reserves can be located through drilling or acquisition or that even if reserves are located, that such reserves will allow the recovery of all or part of the investment made by the Company to obtain these reserves.

The Company’s carrying cost of its oil and gas properties are subject to possible future impairment based on the estimated future cash flows of these properties. These estimated future cash flows are in turn subject to oil and gas prices that are subject to fluctuations and, as a consequence, no assurance can be given that oil and gas prices will decrease, increase or remain stable.

Note 11– Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 12 – Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2002 and 2001

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                               December
                                                                                                    31,
                                                                                 2002              2001

Proved oil and gas properties and related equipment                    $      7,678,346          7,538,794
Unproved oil and gas properties                                               -                     -
Asset retirement obligation                                                      96,914            165,645

         Subtotal                                                             7,775,260          7,704,439

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                   (6,922,276)        (6,845,730)

                                                                       $        852,984            858,709

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                                                      December 31,
                                                                             2002                2001

Acquisition of properties:
        Proved                                                           $     -                    -
        Unproved                                                         $     -                    -
Exploration costs                                                        $     125,000              -
Development costs                                                        $      14,552              -

Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      December 31,
                                                                                2002               2001

Oil and gas - sales                                                    $       433,338             492,124
Production costs net of reimbursements                                        (230,031)           (275,344)
Exploration costs                                                              -                   -
Depreciation, depletion and amortization
   and valuation provisions                                                    (76,546)            (99,038)

Net income before income taxes                                                 126,761             117,742

Income tax provision                                                           (43,000)            (40,000)

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                     $        83,761              77,742

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

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                                Years Ended December 31,
                                                                         2002                                 2001
                                                                    Oil           Gas                Oil                 Gas
                                                                   (bbls)        (mcf)              (bbls)              (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                                 6,166      1,401,131           12,341             2,187,320
  Revision in previous estimates                                   (3,543)       346,675          (5,385)             (795,008)
  Discoveries and extension                                        -              -                     -               161,649
  Purchase in place                                                -              -                     -                     -
  Production                                                       (1,301)      (140,178)           (790)             (152,830)
  Sales in place                                                   -              -                     -                     -
                                                                   ______      _________            ______           __________
  End of year                                                       1,322      1,607,628             6,166            1,401,131
                                                                   ======      =========            ======           ==========
                           All of the Company's reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2002 and 2001

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas reserves (Unaudited)
                                                                                       Years Ended
                                                                                      December 31,
                                                                                    2002            2001

Future cash inflows                                                       $     6,318,000        3,377,000
Future production and development costs                                        (3,669,000)      (2,095,000)
Future income tax expenses                                                       (901,000)        (436,000)

                                                                                1,748,000          846,000

10% annual discount for estimated timing of cash flows                           (867,000)        (397,000)

Standardized measure of discounted future net cash flows        $                 881,000          449,000

The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company’s proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2002 and 2001

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

                                                                                       Years Ended
                                                                                       December 31,
                                                                                   2002          2001

Balance, beginning of year                                                 $      449,000        1,066,000
Sales of oil and gas produced net of production costs                            (241,000)        (128,000)
Net changes in prices and production costs                                       (431,000)        (442,000)
Extensions and discoveries, less related costs                                      -              197,000
Purchase and sales of minerals in place                                             -                -
Revisions of estimated development costs                                            -                -
Revisions of previous quantity estimate                                         1,293,000            -
Accretion of discount                                                              45,000          107,000
Net changes in income taxes                                                      (234,000)        (351,000)

Balance, end of year                                                           $  881,000          449,000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since Allied’s inception, there have been no changes in accountants nor have there been any disagreements with Allied’s current accountants regarding any matter of account principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Allied’s officers and directors as of November 24, 2003, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

NAME	AGE	POSITION

Ruairidh Campbell	40	President/Chief Financial Officer/Director
Dr. Stewart Jackson	62	Director
Yvonne Cole	43	Director/Corporate Secretary

Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Ruairidh Campbell

On June 6, 1998, Mr. Campbell was elected as a director and subsequently appointed as an officer of Allied. He estimates that he spends approximately 10 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders and his successor is elected and qualified. Directors are appointed for one-year terms at the annual shareholders meeting.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. a mineral resource exploration company from February 2000 to present (president, chief financial officer, director), Montana Mining Corp. a mineral resource exploration company from December 1999 to present (president, chief financial officer, director), Star Energy Corporation a gas production company from December 1999 to present (chief financial officer, director), NovaMed, Inc. formerly a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director), EnterNet, Inc. formerly an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Minerals, Ltd. a mineral resource development company from 1995 to May 2001 (president, chief financial officer, director).

Dr. Stewart Jackson

On June 6, 1998, Dr. Jackson was elected as a director of Allied. He will serve until the next annual meeting of Allied’s shareholders and his successor is elected and qualified.

Dr. Jackson graduated from the University of Western Ontario with a Bachelor of Science in Geology, obtained a Master of Science degree from the University of Toronto in Stratigraphy and Mineral Deposits and earned a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. He is actively involved in the exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. Over the past five years he has been an officer and director of several public companies: Monument Resources, Inc. an oil and gas development company from 1998 to present (director), Little Squaw Gold Mining, Co. a mineral resource exploration company from 1990 to June 2003 (vice-president, director), Montana Mining Corp. a mineral resource exploration company from 2002 to October 2003 (director), Iconet, Inc. a mineral resource exploration company from 2001 to December 2002 (director), Continental Precious Minerals, Ltd. a mineral resource exploration company from 1989 to present (director), Canadian Metals Exploration Ltd. a mineral resource exploration company from 1997 to present (president, director), World Ventures, Inc. a mineral resource exploration company from 1992 to present (vice-president, director), Starfire Minerals Ltd. a mineral resource exploration company from 1997 to present (director), Inspiration Mining Ltd. a mineral resource exploration company from 2002 to October 2003 (president and director), and InvestNet, Inc. a mineral exploration company from 2000 to September 2002 (director).

Yvonne Cole

On August 29, 2003, Yvonne Cole was elected as a director of Allied. She will serve until the next annual meeting of Allied’s shareholders and her successor is elected and qualified.

Ms. Cole has served as Allied’s corporate secretary since June of 1998 and in such capacity has been actively involved in Allied’s operations. Ms. Cole also acted briefly as a director of Allied in 1998. Ms. Cole has consulted for public and private companies as an administrator, for over eight years and is well acquainted with the requirements of maintaining a public company in good standing with regulatory and governmental authorities. Over the past five years, Ms. Cole has also acted as an officer and director of Canadian Metals Exploration Ltd. a mineral exploration company, from 1997 to present (secretary and director).

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Allied during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Allied’s chief executive officer.

--------------------------- ------------------------------------- -------------------------------------------------------
                                    Annual Compensation                           Long Term Compensation
--------------------------- ------------------------------------- -------------------------------------------------------
----------------------------------------------------------------- ---------------------------- --------------------------
                                                                            Awards                      Payouts
----------------------------------------------------------------- ---------------------------- --------------------------
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------
                                                                   Restricted    Securities
Name and Principal                                 Other Annual      Stock       Underlying    LTIP         All Other
Position                Year    Salary    Bonus    Compensation     Award(s)       Options      payouts    Compensation
                                 ($)       ($)         ($)            ($)          SARs(#)        ($)          ($)
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------
Ruairidh Campbell,       2002   24,000      -           -              -              -            -            -
President, Chief         2001   24,000      -           -              -              -            -            -
Financial Officer        2000   24,000      -           -              -              -            -            -
and Director
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------

Compensation of Directors

Allied’s directors are not currently compensated for their services as directors of Allied. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Allied as of November 24, 2003, by each shareholder who is known by Allied to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. Allied has 5,666,691 shares issued and outstanding as of November 24, 2003.

-------------------- ---------------------------------- ------------------------------------- ----------------------
Title of Class       Name and Address of Beneficial     Amount and nature of Beneficial       Percent of Class
                     Ownership                          Ownership                             %
-------------------- ---------------------------------- ------------------------------------- ----------------------
Common Stock         Ruairidh Campbell                  455,000*                              8.0
                     600 Westwood Terrace
                     Austin, Texas 78746
-------------------- ---------------------------------- ------------------------------------- ----------------------
                     Dr. Stewart Jackson
                     1183 Ross Road
Common Stock         Bard, California 92222             10,000**                              0.0
-------------------- ---------------------------------- ------------------------------------- ----------------------
                     Yvonne Cole
Common               2255 Lloyd Avenue
Stock                N. Vancouver, B.C. V7P2P3          10,000**                              0.0
-------------------- ---------------------------------- ------------------------------------- ----------------------
                     All Executive Officers and
Common Stock         Directors as a Group               475,000                               8.4
-------------------- ---------------------------------- ------------------------------------- ----------------------
     *   The 455,000 common shares attributable to Mr. Campbell include 355,000 shares held in escrow by Allied's transfer agent.
     **    The 20,000 common shares attributable to Dr. Jackson and Yvonne Cole are held in escrow by Allied's transfer agent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 29, 2001, Allied completed the sale of 100,000 special warrants to Ruairidh Campbell, Allied’s president and a director at a purchase price of $0.066 cents per special warrant. Each special warrant is convertible to acquire one common share and one common share purchase warrant. Mr. Campbell has converted his special warrants to 100,000 common shares.

On January 1, 2003, Allied entered into a month to month leasing arrangement with a company owned by Mr. Campbell, Allied’s president, for the use of office space. Allied pay’s the related company $750 per month on a month to month basis pursuant to this arrangement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2002, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2002, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of November, 2003.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ruairidh Campbell	Director/President/Chief Financial Officer	November 24, 2003

Ruairidh Campbell
/s/ Stewart Jackson	Director	November 24, 2003

Dr. Stewart Jackson
/s/ Yvonne Cole	Director	November 24, 2003

Yvonne Cole

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003.
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
31	Attached

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