Form 10KSB/A
period 2002-12-31
ALLIED RESOURCES INC
filed 2004-03-03
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-3

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________

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

The aggregate market value of the registrant’s common stock (the only class of voting stock), held by non-affiliates was approximately $ 882,587 based on the average closing bid and ask price for the common stock on March 2, 2004.

As of March 2, 2004 there were 5,666,691 shares outstanding of the registrant’s common stock.

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

Record Holders

As of March 2, 2004, there were approximately 84 shareholders of record holding a total of 5,666,691 shares of common stock. However, Allied’s board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Allied’s short term strategy is to realize a positive net cash flow from operations and to use this net cash flow to increase proved developed reserves and production. Allied intends to focus on implementing improved production practices and recovery techniques in its efforts to realize net cash flow. Allied believes that it can achieve reserve and production growth through the improved exploitation of its existing inventory of wells in West Virginia through the disposition of non-productive wells and the enhancement of producing wells. Once Allied has achieved positive net cash flow, its long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects. Allied will consider opportunities located in proximity to its current operations as well as other projects in North America.  However, historically Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration and development costs.  Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to sustain operations.  Should Allied be unable to generate sufficient cash flow from existing properties, Allied may have to sell certain properties of interests in such properties or seek financing through alternative sources such as the sale of its common stock.  Allied can provide no assurance that such efforts, if necessary, would be successful.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth.

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain such additional reserves, its current production will continue to decline which will lead to a significant reduction in revenue.

Results of Operations

During the period from January 1, 2001 through December 31, 2002, Allied was engaged in evaluating acquisition opportunities, drilling an additional well, evaluating the operating efficiencies of existing wells, disposing of non-productive wells and overseeing the operation of its oil and gas assets by an independent operator, Allstate. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by Allstate. While the services provided by Allstate have proven adequate, the fact that Allied is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to realize a net profit.

For the fiscal year ended December 31, 2002 Allied incurred a net loss from operations as a result of a decline in production and oil and gas prices as compared to the prior year. Allied further incurred an increase in general and administrative expenses over the comparative periods. Allied believes that the immediate key to its ability to operate profitably is an increase in oil and gas prices in combination with both a reduction in general and administrative expenses and production expenses. Until Allied is able to realize this combination of price increases and expense decreases it will most likely continue to operate at a net loss in future periods.

Years ended December 31, 2002 and 2001

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2002 decreased to $433,338 from $492,124 for the comparable period ended December 31, 2001, a decrease of 12%. While production of oil over the comparative periods increased, production of gas declined. Gross production of oil for the twelve month period ended December 31, 2002 increased to 1,301 bbls from 790 bbls for the twelve month period ended December 31, 2001, an increase of 65%. Gross production of gas for twelve month period ended December 31, 2002 decreased to 140,178 MCF from 152,830 MCF for the twelve month period ended December 31, 2001, a decrease of 8%. The decline of oil and natural gas prices realized from $3.12 per MCFE in 2001 to $2.93 per MCFE in 2002 in combination with the decrease in gas production resulted in a decrease in gross revenue over the periods.

Net Loss

Net losses for the twelve month period ended December 31, 2002 increased to $61,774 from $26,808 for the comparable period ended December 31, 2001, an increase of 130%. The increase in net operating losses is due to a decline in production and oil and gas prices as compared to the prior year combined with an increase in general and administrative expenses.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2002 increased to $189,946 from $144,550 for the comparable period ended December 31, 2001, an increase of 31%. The increase in general administrative expenses is primarily attributed to a non-reoccurring consulting fee paid to a non-related third party for assistance in the preparation of a Form 10-SB in the amount of $35,000 and $23,806 paid to Allied’s auditing firm for their audit of its financial statements including the review of related disclosure documentation and Allied’s response to comment letters in connection with the Form 10-SB registration. Allied anticipates that general and administrative expenses will decline over future periods.

Depletion expenses for the annual periods ended December 31, 2002, and December 31, 2001 were $76,546 and $99,038 respectively.

Direct production expenses for the annual periods ended December 31, 2002, and December 31, 2001 were $230,031 and $275,344 respectively. Direct production expenses include the cost of maintaining the wells, a severance tax of 5% on gross production imposed by the State of West Virginia, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as are incurred in swabbing, dozer work or rig time. The decrease in direct production costs can be attributed to minimal expenses incurred to improve production of the wells and the decrease in production over the comparative periods. Allied expects that direct production expenses will remain relatively consistent with gross production over future periods.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from net operating losses that would offset any operating profit.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

        Cash flow used in operations for the twelve month period ended December 31, 2002 was $65,659 as compared to cash flow produced from operations of $103,743 for the comparable period ended December 31, 2001. The transition from cash flow produced from operations to cash flow used in operations over the comparative periods is primarily attributed to an increase in net losses to $61,774 for the twelve month period ended December 31, 2002 from a net loss of $26,808 for the twelve month period ended December 31, 2001, an increase of 130%, and an increase in accounts receivable of $8,207 for the twelve month period ended December 31, 2002 as compared to a decrease in accounts receivable of $77,152 for the twelve month period ended December 31, 2001, a decrease of 111%. The combination of an increased net loss and the increase in accounts receivable at December 31, 2002 have had a negative impact on Allied’s cash flow. However, since Allied expects that the net loss  will decrease in future periods, it believes that the results of operations for year ended 2002 are not necessarily indicative of future expectations of cash flow.

Cash flow used in investing activities for the twelve month period ended December 31, 2002 was $139,552 as compared to $0 for the year ended December 31, 2001. The investment activities in 2002 were comprised of $125,000 spent on drilling a new well (Anna Gill #3) and $14,552 spent on reworking two older wells in order to increase production. The expense of capital to increase production through a new well and enhance production from two existing wells was made to expand reserves and production in response to the depletion of Allied’s assets.

Cash flow provided by financing was $0 for the year ended December 31, 2002 as compared to $173,420 for the year ended December 31, 2001. The financing completed in May of 2001 was implemented as a means to fund Allied’s portion of the drilling of Anna Gill #3. Allied’s private placement authorized 2,000,000 special warrants at a price of $0.06 per special warrant, each special warrant convertible into one common share and one purchase warrant. The purchase warrants were exercisable at $0.10 cents within twelve months of the issue date and $0.13 within twenty four months of the issue date. One of Allied’s directors participated in this private placement acquiring 100,000 special warrants for cash consideration of $0.06 per special warrant. The director did not exercise his purchase warrants. During December of 2001, 475,000 purchase warrants were exercised at $0.10 cents per share for net proceeds to Allied of $44,730. The remaining 1,525,000 special warrants expired as of May 29, 2003.

During the period ended December 31, 2001, Allied issued 375,000 shares of common stock to its directors for cash as an incentive for future performance pursuant to the terms of an escrow agreement. The directors paid a purchase price of $0.007 per share for net cash proceeds of $2,467 and recorded services rendered of $22,125 that equated to the $24,592 value placed on the shares issued based on similar issuances for cash during the period.

Allied has a working capital surplus of $281,671 as of December 31, 2002 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2003, however there can be no assurance that Allied will generate sufficient cash flows to fund operations. Allied had no lines of credit or other bank financing arrangements as of December 31, 2002. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. Allied has no defined benefit plan or contractual commitment with any of its officers or directors.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the Financial Statements, Allied (i) follows the successful efforts method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method, and (iii) applies a quarterly ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

Estimates of Proved Oil and Gas Reserves. An independent petroleum engineer annually estimates Allied’s proven reserves. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. In addition, subsequent physical and economic factors such as the results of drilling, testing, production and product prices may justify revision of such estimates. Therefore, actual quantities, production timing, and the value of reserves may differ substantially from estimates. A reduction in proved reserves would result in an increase in depreciation, depletion and amortization expense.

Estimates of Asset Retirement Obligations. In accordance with SFAS No 143, Allied makes estimates of future costs and the timing thereof in connection with recording its future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase depreciation, depletion and amortization expense. Cash flows would not be affected until costs to plug and abandon were actually incurred.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-KSB/A-3 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB/A-3, other than statements of historical facts, address matters that Allied reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of Allied. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those described in the forward-looking statements.

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

JONES SIMKINS LLP

Logan, Utah
March 14, 2003

ALLIED RESOURCES, INC.
BALANCE SHEETS
December 31, 2002 and 2001
ASSETS
                                                                                               2002                 2001
                                                                                   -----------------    -----------------
Current assets:
    Cash                                                                       $            247,844              452,552
    Accounts receivable                                                                      35,458               27,251
    Prepaid expenses                                                                          5,800                    -
                                                                                   -----------------    -----------------

Total current assets                                                                        289,102              479,803

Oil and gas properties ,net (successful efforts method)                                     852,984              858,709
Deposits                                                                                    116,417               56,705
                                                                                   -----------------    -----------------

Total assets                                                                   $          1,258,503            1,395,217
                                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                               $              7,431               23,271
                                                                                   -----------------    -----------------

Total current liabilities                                                                     7,431               23,271
                                                                                   -----------------    -----------------

Asset retirement obligation                                                                 122,960              182,563
                                                                                   -----------------    -----------------

Commitments and contingencies (note 9)                                                            -                    -

Stockholders' equity:
Common stock, $.001 par value and no par value
at 2002 and 2001, respectively; 50,000,000 shares                                             5,667            9,722,955
authorized, 5,666,691 issued and outstanding
Additional paid-in-capital                                                                9,717,288                    -
Accumulated other comprehensive income                                                          503                    -
Accumulated deficit                                                                     (8,595,346)          (8,533,572)
                                                                                   -----------------    -----------------

Total stockholders' equity                                                                1,128,112            1,189,383
                                                                                   -----------------    -----------------

Total liabilities and stockholders' equity                                     $          1,258,503            1,395,217
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

Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. The Company believes that  both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times.  Management believes that this policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.

The Company does not have any gas balancing arrangements.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the instrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted.  The Company has opted for the latter approach.  Had compensation expense for the Company's stock warrants been determined based on the fair value consistent with the provisions of SFAS no. 123, the Company's results of operations for the years ended December 31, 2002 and 2001 would not have changed from the amounts reported on the statements of operatio

Use of Estimates in the Preparation of Financial Statements

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 4 – Asset Retirement Obligation (continued)

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
	$ 4,235,000

Note 6 – Related Party Transactions

During the years ended December 31, 2002 and 2001, the Company incurred fees and production expenses totaling approximately $221,000 and $237,000, respectively to Allstate Energy Corporation which is the operator of its oil and gas wells.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 7 – Supplemental Disclosures of Cash Flow Information

During the years ended December 31, 2002 and 2001, the Company adjusted an asset retirement obligation and (decreased) increased property and equipment in the amount of $(68,731) and $1,137, respectively.

During the year ended December 31, 2001, the Company issued 375,000 shares of common stock.  The shares were valued at $24,592 based on similar issuances during the year for cash.  The Company received cash proceeds of $2,467 and recorded services of $22,125.

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 8 - Stock Warrants Continued)

Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation,” as described in Note 1.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                        Years ended December 31.
                                                           2002         2001
Expected dividend yield                              $       -             -
Expected stock price volatility                              -             -
Risk-free interest rate                                      -             5%
Expected life of options                                     -           2 years

The per-share weighted average fair value of warrants granted during 2001 is $0.

The following table summarizes information about stock warrants outstanding at December 31, 2002.

                  Outstanding                                                               Exercisable
--------------------------------------------------------------------------   ----------------------------------
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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.   SFAS 145 applies to fiscal years beginning after May 15, 2002 related to the rescission of Statement 4.  The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002 and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002.  Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Allied’s officers and directors as of March 2, 2004, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Allied as of March 2, 2004, by each shareholder who is known by Allied to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. Allied has 5,666,691 shares issued and outstanding as of March 2, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 1, 1996 Allied entered into an operating agreement with Allstate Energy Corporation, a company owned by Mr. Paul Goodnight, a former director of Allied. During the years ended December 31, 2002 and 2001, Allied incurred fees and production expenses totaling approximately $221,000 and $237,000 respectively to Allstate.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of March, 2004.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ruairidh Campbell	Director/President/Chief Financial Officer	March 2, 2004

Ruairidh Campbell
/s/ Stewart Jackson	Director	March 2, 2004

Dr. Stewart Jackson
/s/ Yvonne Cole	Director	March 2, 2004

Yvonne Cole

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21,
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21,
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21,
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21,
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21,
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act o