Form 10QSB/A
period 2003-09-30
ALLIED RESOURCES INC
filed 2004-03-03
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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
(801) 582-9609
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 2, 2004 was 5,666,69

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Allied” refers to Allied Resources, Inc., a Nevada corporation and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

         ALLIED RESOURCES, INC.

BALANCE SHEETS

                                   ASSETS                                             September 30,           December 31,
                                                                                          2003                   2002
                                                                                      (Unaudited)             (Audited)
                                                                                   -------------------    -------------------
Current assets:
    Cash                                                                        $             315,022                247,844
    Accounts receivable                                                                        69,625                 35,458

    Prepaid expenses                                                                                -                  5,800
                                                                                   -------------------    -------------------

      Total current assets                                                                    384,647                289,102

Oil and gas properties, net                                                                   794,984                852,984
Deposits                                                                                      183,376                116,417
                                                                                   -------------------    -------------------

          Total assets                                                          $           1,363,007              1,258,503
                                                                                   ===================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                             $                   -                  7,431
                                                                                   -------------------    -------------------

      Total current liabilities                                                                     -                  7,431
                                                                                   -------------------    -------------------

Asset retirement obligation                                                                   127,571                122,960
                                                                                   -------------------    -------------------

Commitments and contingencies                                                                       -                      -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 5,666,691 issued and outstanding                                              5,667                  5,667
   Additional paid-in-capital                                                               9,717,288              9,717,288

   Accumulated other comprehensive income                                                         616                    503
   Accumulated deficit                                                                    (8,488,135)            (8,595,346)
                                                                                   -------------------    -------------------

          Total stockholders' equity                                                        1,235,436              1,128,112
                                                                                   -------------------    -------------------

          Total liabilities and stockholders' equity                            $           1,363,007              1,258,503
                                                                                   ===================    ===================

                              The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                       Three Months Ended                      Nine Months Ended
                                                                        September 30,                            September 30,
                                                             -------------------------------------    -------------------------------------
                                                                   2003                2002                2003                 2002
                                                             -----------------   -----------------    ----------------    -----------------
Oil and gas revenues                                     $            127,310             113,222             452,430              321,315
                                                             -----------------   -----------------    ----------------    -----------------
Operating expenses:
   Production costs                                                    65,683              59,399             200,227              185,458
   Depletion                                                           19,000              19,138              58,000               57,411
   General and administrative expenses                                 19,168              54,056              86,992              131,845
                                                             -----------------   -----------------    ----------------    -----------------
                                                                    103,851             132,593              345,219             374,714
                                                             -----------------   -----------------    ----------------    -----------------
          Income (loss) from operations                               23,459            (19,371)             107,211             (53,399)

Interest income                                              -                   -                    -                   1,411
                                                             -----------------   -----------------    ----------------    -----------------
          Income (loss) before provision
             for income taxes                                          23,459            (19,371)             107,211             (51,988)

Provision for income taxes                                                  -                   -                   -                    -
                                                             -----------------   -----------------    ----------------    -----------------
          Net income (loss)                              $            23,459            (19,371)             107,211             (51,988)
                                                             =================   =================    ================    =================
Other comprehensive income (loss):
   Foreign currency translation
     adjustment, net of taxes of

     $0, $0, $0 and $0                                                   (31)                   -                 113                    -
                                                             -----------------   -----------------    ----------------    -----------------
           Total comprehensive income                    $             23,428            (19,371)             107,324             (51,988)
                                                             =================   =================    ================    =================
Income (loss) per common share -
   basic and diluted                                     $                .00               (.00)                 .02                (.01)
                                                             =================   =================    ================    =================
Weighted average common shares -
   basic and diluted                                                5,667,000           5,667,000           5,667,000            5,667,000
                                                             =================   =================    ================    =================

                              The accompanying notes are an integral part of these financial statements.

         ALLIED RESOURCES, INC

UNAUDITED
STATEMENTS OF CASH FLOWS

         Nine Months Ended September 30, 2003 and 2002

                                                                                    2003                 2002
                                                                              -----------------    -----------------
Cash flows from operating activities:
Net income (loss)                                                         $            107,211             (51,988)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depletion and amortization                                                       58,000               57,411
       Accretion expense                                                                 4,611                6,847
       (Increase) decrease in:
          Accounts receivable                                                         (34,167)             (29,987)
          Prepaid expenses                                                               5,800             (20,700)
          Deposits                                                                    (66,959)             (45,174)
       Increase (decrease) in:
          Accounts payable                                                             (7,431)               19,380
                                                                              -----------------    -----------------

            Net cash provided by (used in)
               operating activities                                                     67,065             (64,211)
                                                                              -----------------    -----------------

Cash flows from investing activities:

Acquisition of oil and gas properties                                                        -            (139,552)
                                                                              -----------------    -----------------

            Net cash used in investing activities                                            -            (139,552)
                                                                              -----------------    -----------------

Cash flows from financing activities:                                                        -                    -
                                                                              -----------------    -----------------

Change in accumulated other comprehensive income                                           113                  573
                                                                              -----------------    -----------------

           Net increase (decrease) in cash                                              67,178            (203,190)

Cash, beginning of period                                                              247,844              452,552
                                                                              -----------------    -----------------

Cash, end of period                                                       $            315,022              249,362
                                                                              =================    =================

                              The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied’s Form 10-KSB/A-3 for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Allied’s Form 10-KSB/A-3 for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. Allied undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by Allied that attempt to advise interested parties of the factors which affect Allied’s business, in this report, as well as Allied’s other periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Results of Operations

During the period from July 1, 2003 through September 30, 2003, Allied has been engaged in overseeing the operation of its oil and gas assets by an independent operator, Allstate Energy Corporation. For the three and nine month periods ended September 30, 2003 Allied realized net income from operations as a result of an increase in revenue and a decrease in general and administrative expenses as compared to the prior three and nine month periods ended September 30, 2002.

Revenue

Revenue for the three months ended September 30, 2003 increased to $127,310 from $113,222 for the three month period ended September 30, 2002, an increase of 12%. Revenue for the nine months ended September 30, 2003 increased to $452,430 from $321,315 for the nine month period ended September 30, 2002, an increase of 41%. The increase in revenues over the periods is primarily attributable to a general increase in oil and natural gas prices over the respective periods. Allied realized $3.05 per MCFE over the nine month period ended September 30, 2003 as compared to $2.93 per MCFE in over the comparable period in 2002, an increase of 4%. Allied anticipates that revenue will continue to fluctuate with oil and natural gas prices over future periods.

Income

Net income for the three months ended September 30, 2003 increased to $23,459, from a net loss of $19,371 for the three month period ended September 30, 2002, an increase of 221%. Net income for the nine months ended September 30, 2003 increased to $107,211 from a net loss of $51,988 for the nine month period ended September 30, 2002, an increase of 306%. The significant increase in income as compared to losses over the respective periods is attributable to an increase in revenues and a substantial decrease in general and administrative expenses. Allied anticipates that net income may continue to fluctuate over future periods based on revenues and general and administrative expenses.

Expenses

General and administrative expenses for the three months ended September 30, 2003, decreased to $19,168 from $54,056 for the three month period ended September 30, 2002, a decrease of 65%. General and administrative expenses for the nine months ended September 30, 2003 decreased to $86,992 from $131,845 for the nine month period ended September 30, 2002, a decrease of 34%. The decrease in general and administrative expenses over the periods can be attributed to a decrease in costs associated with Allied’s Form 10-SB registration. During the nine month period ended September 30, 2003 Allied incurred costs of $7,362 for an audit of its financial statements including the review of related disclosure documentation and Allied’s response to comment letters as compared to costs incurred of $35,000 for assistance in the preparation of a Form 10-SB and $5,000 paid to Allied’s auditing firm for identical services over the comparable period in 2002. Allied anticipates that general and administrative expenses incurred will remain relatively consistent over future periods.

Direct production expenses for the three months ended September 30, 2003, increased to $65,683 from $59,399 for the three month period ended September 30, 2002, an increase of 11%. Direct production expenses for the nine months ended September 30, 2003, increased to $200,227 from $185,458 for the nine month period ended September 30, 2002, an increase of 8%. The increase in direct production expenses over the periods can be attributed to the increase in production. Allied expects that direct production expenses will remain relatively consistent with gross production over future periods.

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

Liquidity and Capital Resources

Cash flow provided from operations was $67,065 for the nine months ended September 30, 2003, as compared to cash flow used in operations of $64,211 for the nine months ended September 30, 2002. The transition from cash flow used in operations to cash flow provided from operations over the comparative periods is primarily attributed to the realization of a net profit of $107,211 for the nine month period ended September 30, 2003 as compared to a net loss of $51,988 for the nine month period ended September 30, 2000, an increase of 306%. The realization of a net profit has had a significant positive impact on Allied’s cash flow that stems from an increase in revenues over the period and a decrease in general and administrative expenses.

Cash flow used in investing activities for the nine month period ended September 30, 2003 was $0 as compared to $139,552 for the nine month period ended September 30, 2002. The investment activities in 2002 were comprised of $125,000 spent on drilling a new well (Anna Gill #3) and $14,552 spent on reworking two older wells in order to increase production. The expense of capital to increase production through a new well and enhance production from two existing wells was made to expand reserves and production in response to the depletion of Allied’s assets.

Cash flow generated from financing activities was $0 for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002.

Allied has a working capital surplus of $384,647 as of September 30, 2003 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the remainder of 2003 and 2004.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the consolidated financial statements, Allied (i) follows the full cost method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method, and (iii) applies a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB/A, and are incorporated herein by this reference.

(b)	Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 2nd day of March 2004.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003)
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003)
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003)
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003)
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003)
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003)
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002