Form 10QSB
period 2004-03-31
ALLIED RESOURCES INC
filed 2004-05-27
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to ________.

Commission file number: **000-31390**

ALLIED RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	**55-0608764**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes **X** No ______

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 26, 2004 was 5,666,691.

1

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

ASSETS		March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Current assets:			
Cash	$	354,805	355,905
Accounts receivable		91,087	30,722
Total current assets		445,892	386,627
Oil and gas properties, net		733,584	754,413
Deposits		223,188	198,940
Total assets	$	1,402,664	1,339,980
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	2,394	2,394
Total current liabilities		2,394	2,394
Asset retirement obligation		130,645	129,108
Commitments and contingencies		-	-
Stockholders' equity:			
Common stock, $.001 par value; 50,000,000 shares authorized, 5,666,691 issued and outstanding		5,667	5,667
Additional paid-in-capital		9,717,288	9,717,288
Accumulated other comprehensive income		481	443
Accumulated deficit		(8,453,811)	(8,514,920)
Total stockholders' equity		1,269,625	1,208,478
Total liabilities and stockholders' equity	$	1,402,664	1,339,980

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

		2004	2003
Oil and gas revenues	$	163,122	169,550
Operating expenses:			
Production costs		67,691	67,307
Depletion		20,829	20,000
General and administrative expenses		13,636	29,177
		102,156	116,484
Income (loss) from operations		60,966	53,066
Interest income		143	-
Income (loss) before provision for income taxes		61,109	53,066
Provision for income taxes		-	-
Net income (loss)	$	61,109	53,066
Income (loss) per common share - basic and diluted	$	.01	.01
Weighted average common shares - basic and diluted		5,667,000	5,667,000

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

		2004	2003
Cash flows from operating activities:			
Net income	$	61,109	53,066
Adjustments to reconcile net income to net cash used in operating activities:			
Depletion and amortization		20,829	20,000
Accretion expense		1,537	1,537
(Increase) decrease in:			
Accounts receivable		(60,365)	(54,427)
Prepaid expenses		-	5,800
Deposits		(24,248)	(26,007)
Increase (decrease) in:			
Accounts payable		-	(249)
Net cash used in operating activities		(1,138)	(280)
Cash flows from investing activities:		-	-
Cash flows from financing activities:		-	-
Change in accumulated other comprehensive income		38	8
Net decrease in cash		(1,100)	(272)
Cash, beginning of period		355,905	247,844
Cash, end of period	$	354,805	247,572

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. Allied undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by Allied that attempt to advise interested parties of the factors which affect Allied's business, in this report, as well as Allied's other periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Results of Operations

During the period from January 1, 2004 through March 31, 2004, Allied has been engaged in overseeing the operation of its oil and gas assets by an independent operator, Allstate Energy Corporation. For the three month period ended March 31, 2004 Allied realized net income from operations as a result of relatively consistent revenues and a decrease in general and administrative expenses as compared to the prior three month period ended March 31, 2003.

Revenue

Revenue for the three months ended March 31, 2004 decreased to $163,122 from $169,550 for the three month period ended March 31, 2003, a decrease of 4%. The slight decrease in revenues over the comparative periods is primarily attributable to a disruption related to the delivery of Allied's gas production during the current period. Allied anticipates that revenue will increase over future periods consistent with the general increases in oil and gas prices.

Income

Net income for the three months ended March 31, 2004 increased to $61,109 from $53,066 for the three month period ended March 31, 2003, an increase of 15%. The increase in income over the comparative periods is attributable to a decrease in general and administrative expenses. Allied anticipates that net income will fluctuate over future periods based on revenues and general and administrative expenses.

Expenses

General and administrative expenses for the three months ended March 31, 2004, decreased to $13,636 from $29,177 for the three month period ended March 31, 2003, a decrease of 53%. The decrease in general and administrative expenses over the periods can be attributed to a decrease in costs associated with Allied's disclosure obligations and the termination of certain consulting agreements. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Direct production expenses for the three months ended March 31, 2004, increased to $67,691 from $67,307 for the three month period ended March 31, 2003, an increase of less than 1%. Allied expects that direct production expenses will remain relatively consistent with gross production over future periods.

Depletion expenses for the three months ended March 31, 2004 and March 31, 2003 were $20,829 and $20,000 respectively.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from net operating losses to offset operating profit.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $1,138 for the three months ended March 31, 2004, as compared to cash flow used in operations of $280 for the three months ended March 31, 2003. The increase in cash flow used in operations can be attributed to an increase in the amounts receivable over the comparative periods. Allied expects to realize cash flow produced by operations in future periods.

Cash flow used in investing activities for the three month period ended March 31, 2004 was $0 as compared to $0 for the three month period ended March 31, 2003. Allied intends to reevaluate its existing wells during the second and third quarters of the fiscal year which may lead to a decision to invest capital into upgrading existing production facilities in order to increase production. Should the decision to expend capital on existing wells be made, Allied would then expect to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $0 for the three months ended March 31, 2004 and $0 for the three months ended March 31, 2003.

Allied has a working capital surplus of $443,498 as of March 31, 2004 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the remainder of 2004.

Allied has no current commitments for the purchase or sale of any plant or equipment.

Allied has no current intention to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to its consolidated financial statements, Allied (i) follows the full cost method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method, and (iii) applies a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

Estimates of Proved Oil and Gas Reserves. An independent petroleum engineer annually estimates Allied's proven reserves. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. In addition, subsequent physical and economic factors such as the results of drilling, testing, production and product prices may justify revision of such estimates. Therefore, actual quantities, production timing, and the value of reserves may differ substantially from estimates. A reduction in proved reserves would result in an increase in depreciation, depletion and amortization expense.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

10

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 26th day of May 2004.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Director

12

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14	*	Code of Ethics adopted May 3, 2004. (Incorporated by reference to the Form 10KSB filed on May 26, 2004).
31	Attached

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