Form 10QSB/A
period 2003-03-31
ALLIED RESOURCES INC
filed 2004-07-21
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

Yes __X__ No ______

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 20, 2004 was 5,666,691.

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

3

ALLIED RESOURCES, INC.

BALANCE SHEETS

ASSETS		March 31, 2003 (Unaudited)	(Restated) December 31, 2002 (Audited)
Current assets:			
Cash	$	247,572	247,844
Accounts receivable		89,885	35,458
Prepaid expenses		-	5,800
Total current assets		337,457	289,102
Oil and gas properties (proven), net (successful efforts method)		757,012	855,427
Deposits		142,424	116,417
Total assets	$	1,236,893	1,260,946
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	7,182	7,431
Total current liabilities		7,182	7,431
Asset retirement obligation		124,497	122,960
Commitments and contingencies		-	-
Stockholders' equity:			
Common stock, $.001 par value; 50,000,000 shares authorized, 5,666,691 issued and outstanding		5,667	5,667
Additional paid-in-capital		9,717,288	9,717,288
Accumulated other comprehensive income		511	503
Accumulated deficit		(8,618,252)	(8,592,903)
Total stockholders' equity		1,105,214	1,130,555
Total liabilities and stockholders' equity	$	1,236,893	1,260,946

The accompanying notes are an integral part of these financial statements.

4

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002

		2003	(Restated) 2002
Oil and gas revenues	$	169,550	94,435
Operating expenses:			
Production costs		67,307	62,241
Depletion		20,000	34,670
General and administrative expenses		29,177	22,215
		116,484	119,126
Income (loss) from operations		53,066	(24,691)
Interest income		-	1,411
Income (loss) before provision for income taxes		53,066	(23,280)
Provision for income taxes		-	-
Net income (loss)	$	53,066	(23,280)
Income (loss) per common share - basic and diluted	$	.01	(.00)
Weighted average common shares - basic and diluted		5,667,000	5,667,000

The accompanying notes are an integral part of these financial statements.

5

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

		2003	(Restated) 2002
Cash flows from operating activities:			
Net income (loss)	$	53,066	(23,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:			
Depletion and amortization		20,000	34,670
Accretion expense		1,537	1,464
(Increase) decrease in:			
Accounts receivable		(54,427)	(8,647)
Prepaid expenses		5,800	(32,100)
Deposits		(26,007)	(10,329)
Increase (decrease) in:			
Accounts payable		(249)	(60)
Net cash used in operating activities		(280)	(38,282)
Cash flows from investing activities:		-	-
Cash flows from financing activities:		-	-
Change in accumulated other comprehensive income		8	-
Net decrease in cash		(272)	(38,282)
Cash, beginning of period		247,844	452,552
Cash, end of period	$	247,572	414,270

The accompanying notes are an integral part of these financial statements.

6

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

Note 3 – Financial Statement Restatement

When the 2002 financial statements were originally issued the Company had adopted SFAS 143 "Accounting for Asset Retirement Obligations" prior to its issuance. During 2002 the Company was notified by the U.S. Securities and Exchange Commission that it was inappropriate to adopt the standard prior to its issuance and that the Company could only early adopt the standard in the beginning of 2002. Therefore, the Company has restated its financial statements to comply with the U.S. Securities and Exchange Commission's comment. The effect of this restatement on the 2002 net loss and loss per share is as follows:

	Original	Restated
Net loss	$ (26,031)	(23,280)
Loss per share – basic and diluted	$ (.00)	(.00)

7

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

Income

Net income for the three months ended March 31, 2003 increased to $53,066, from a net loss of $23,280 for the three month period ended March 31, 2002, an increase of 328%. The significant increase in income as compared to losses for the prior period is directly attributable to an increase in revenues and a decrease in production costs.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003, increased to $29,177 from $22,215 for the three month period ended March 31, 2002, an increase of 31%. The increase in selling general and administrative expenses can be attributed to significant consulting fees.

Direct production expenses for the three months ended March 31, 2003, increased to $67,307 from $62,241 for the three month period ended March 31, 2002, an increase of 7%. The increase in direct production expenses can be attributed to an increase on severance taxes paid to the State of West Virginia based on gross production.

Depreciation and amortization expenses for the three months ended March 31, 2003 and March 31, 2002 were $20,000 and $34,670 respectively.

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

8

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB/A, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

9

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of July, 2004.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Director

10

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14	*	Code of Ethics adopted May 3, 2004(Incorporated by reference to the Form 10KSB filed on May 26, 2004).
31	Attached

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