Form 10QSB
period 2005-09-30
ALLIED RESOURCES INC
filed 2005-11-15
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-31390

ALLIED RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	55-0608764 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Office)          (Zip Code)

(801) 582-9609
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).

Yes                   No    X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2005 was 5,666,691.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
ASSETS	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current assets:
Cash	$654,295	518,092
Accounts receivable	126,666	87,490
Current portion of deferred tax asset	91,000	26,000

Total current assets	871,961	631,582

Oil and gas properties (proven), net (successful efforts method)	618,182	670,780
Deferred tax asset	594,000	314,000
Deposits	408,967	315,295

Total assets	$2,493,110	1,931,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,227	-

Total current liabilities	3,227	-

Asset retirement obligation	140,647	135,563

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,666,691 issued and outstanding	5,667	5,667
Additional paid-in-capital	9,717,288	9,717,288
Accumulated other comprehensive income	(47)	(84)
Accumulated deficit	(7,373,672)	(7,926,777)

Total stockholders' equity	2,349,236	1,796,094

Total liabilities and stockholders' equity	$2,493,110	1,931,657

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED STATEMENTS OF INCOME
Three Months Ended	Nine Months Ended
September 30,	September 30,
	2005	2004	2005	2004

Oil and gas revenues	$199,317	207,151	578,846	567,596

Operating expenses:
Production costs	75,877	70,586	216,902	218,663
Depletion	20,478	34,103	52,598	75,761
General and administrative expenses	21,757	29,934	109,018	80,396
	118,112	134,623	378,518	374,820
Income from operations	81,205	72,528	200,328	192,776

Interest income	2,677	719	7,777	1,058

Income before provision
for income taxes	83,882	73,247	208,105	193,834

Benefit from income taxes	(386,000)	-	(345,000)	-
Net income	$469,882	73,247	553,105	193,834

Income per common share -
basic and diluted	$.08	.01	.10	.03
Weighted average common shares -
basic and diluted	5,667,000	5,677,000	5,667,000	5,667,000

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$553,105	193,834
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion and amortization	52,598	75,761
Accretion expense	5,084	4,841
Deferred tax asset	(345,000)	-
Decrease in:
Accounts receivable	(39,176)	(92,596)
Deposits	(93,672)	(88,980)
Increase in:
Accounts payable	3,227	1,731

Net cash provided by operating activities	136,166	94,591

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Change in accumulated other comprehensive income	37	(287)

Net increase in cash	136,203	94,304

Cash, beginning of period	518,092	355,905

Cash, end of period	$654,295	450,209

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

        September 30, 2005

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Deferred Tax Asset

During the period ended September 30, 2005, the Company recognized a deferred tax benefit of approximately $416,000. This benefit is a result of a reduction in the deferred tax asset valuation allowance related to NOL carry-forwards and estimates of future profitability. This change in estimate also results in a deferred tax asset of $685,000 ($91,000 current and $594,000 long-term).

In addition, as a result of this change in estimate the benefit from income taxes is as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005

Benefit from income taxes	$ (416,000)	(416,000)
Provision for income taxes	30,000	71,000

	$ (386,000)	(345,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. Allied’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of Allied to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon Allied. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Allied will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Allied, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources; (ii) uncertainties involved in the longevity of existing oil and gas resources; (iii) uncertainties related to price instability in the oil and gas markets; (iv) volatility of the stock market; and (v) general economic conditions. Although Allied believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. Allied undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect Allied’s forward-looking statements, please refer to Allied’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Results of Operations

During the period from January 1, 2005 through September 30, 2005, Allied has been engaged in overseeing the operation of its oil and gas assets by an independent operator, Allstate Energy Corporation. For the nine month period ended September 30, 2005 Allied realized net income from operations due to an increase in revenues and a decrease in depletion costs as compared to the prior nine month period ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30	2005	2004	CHANGE	% CHANGE
Average Daily Production
Oil (bbls/day)	4	5	(1)	-20%
Natural gas (mcf/day)	375	400	(25)	-6%
Barrels of oil equivalent (boe/day)	67	72	(5)	-7%
Profitability
Petroleum and natural gas revenue	$578,846	$567,596	11,250	2%
Net Revenue	578,846	567,596	11,250	2%
Production and operating costs	216,902	218,663	(1,761)	-1%
Field netback	361,944	348,933	13,011	4%
G&A	109,018	80,396	28,622	36%
Financing	-	-	-	0%
Net cash flow from operations	252,926	268,537	(15,611)	-6%
Depletion, depreciation and other charges	52,598	75,761	(23,163)	-31%
Future income taxes	-	-	-	0%
Net earnings from operations	$200,328	$192,776	7,552	4%
Profitability per boe
Oil and gas revenue (average selling price)	32.24	29.33	2.91	10%
Production and operating costs	12.08	11.30	0.78	7%
Field netback ($/boe)	20.16	18.03	2.13	12%
Net earnings ($/boe)	11.16	10.74	.42	4%
Cash flow from operations ($/boe)	14.09	13.88	0.21	2%

Revenue

Revenue for the three months ended September 30, 2005 decreased to $199,317 from $207,151 for the three month period ended September 30, 2004, a decrease of 4%. Revenue for the nine months ended September 30, 2005 increased to $578,846 from $567,596 for the nine month period ended September 30, 2004, an increase of 2%. The increase in revenue over the nine month comparative periods is attributable to an increase in the prices realized for oil and gas production over the current period which offset decreases in production. Allied anticipates that increases or decreases in revenues in future periods will remain substantially dependent on production levels and the market price for oil and gas.

Income

Net income before provision for income taxes for the three months ended September 30, 2005 increased to $83,882 from $73,247 for the three month period ended September 30, 2004, an increase of 15%. Net income before provision for income taxes for the nine months ended September 30, 2005 increased to $208,105 from $193,834 for the nine month period ended September 30, 2004, an increase of 7%. The increase in net income before any provision for income tax benefit over the three and nine month comparative periods was due to decreases in depletion expenses over the relevant periods. Allied anticipates that net income will continue to increase over future periods as revenue increases stay ahead of anticipated production cost increases.

Net income after provision for income taxes for the three months ended September 30, 2005 increased to $469,882 from $73,247 for the three month period ended September 30, 2004, an increase of 542%. Net income after provision for income taxes for the nine months ended September 30, 2005 increased to $553,105 from $193,834 for the nine months ended September 30, 2004, an increase of 185%. The increase in net income after provision for income taxes is primarily attributable to Allied’s recognition of a deferred tax benefit of approximately $416,000 during the nine month period ended September 30, 2005.

Expenses

General and administrative expenses for the three months ended September 30, 2005, decreased to $21,757 from $29,934 for the three month period ended September 30, 2004, a decrease of 27%. General and administrative expenses for the nine month ended September 30, 2005 increased to $109,018 from $80,396 for the nine month period ended September 30, 2004, an increase of 36%. The increase in general and administrative expenses over the nine month comparative periods can be attributed to an increase in accounting costs associated with tax filings, annual audit fees and the preparation of an annual oil and gas report. Allied anticipates that general and administrative expenses for the comparative three month periods are more indicative of general and administrative expenses over future periods.

Direct production costs for the three months ended September 30, 2005, increased to $75,877 from $70,586 for the three month period ended September 30, 2004, an increase of 7%. Direct production costs for the nine months ended September 30, 2005, decreased to $216,902 from $218,663 for the nine month period ended September 30, 2004. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs for the three month comparative periods can be attributed to increases in production. Allied expects that direct production expenses will increase over future periods as costs associated with maintaining the wells increases.

Depletion expenses for the three months ended September 30, 2005 and September 30, 2004 were $20,478 and $34,103 respectively. Depletion expenses for the nine months ended September 30, 2005 were $52,598 and $75,761. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from prior net operating losses which may be used to offset current operating profits. As of December 31, 2004, Allied had net operating loss (NOL) carry-forwards of approximately $3,780,000. Should substantial changes in Allied’s ownership occur there would be an annual limitation on the amount of NOL carry-forward, which could be utilized. Further, the ultimate realization of these carry-forwards will be due, in part, on the tax law in effect at the time of the anticipated benefit which cannot be definitively determined based on future events.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied expects that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $136,166 for the nine months ended September 30, 2005, as compared to cash flow provided by operations of $94,591 for the nine months ended September 30, 2004. The increase in cash flow provided by operations over the comparative periods can be attributed to the decrease in accounts receivable and a provision for tax liabilities. Allied expects to continue to realize cash flow produced by operations in future periods.

Cash flow used in investing activities for the nine month period ended September 30, 2005 was $0 as compared to $0 for the nine month period ended September 30, 2004. Allied is currently reevaluating its existing wells which may lead to a decision to invest capital into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling, it would then expect to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $0 for the nine months ended September 30, 2005 and $0 for the nine months ended September 30, 2004.

Allied has a working capital surplus of $868,734 as of September 30, 2005 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment.

Allied has no current intention to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to its financial statements, Allied (i) follows the successful efforts method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method and, (iii) evaluates its proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 15 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November 2005.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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