Form 10KSB
period 2005-12-31
ALLIED RESOURCES INC
filed 2006-03-31
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

            Commission file number: 000-31390

ALLIED RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	55-0608764 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Office)          (Zip Code)

(801) 582-9609
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

Registrant's revenues for its most recent fiscal year were $878,287.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $2,200,655 based on the average closing bid and ask price for the common stock on March 30, 2006.

As of March 30, 2006, there were 5,653,011 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Organization

As used herein the terms “Allied,” “we,” “our,” “us,” refer to Allied Resources, Inc., and its predecessors, unless the context indicates otherwise. Allied was incorporated as “General Allied Oil and Gas Co” on April 15, 1979 in the State of West Virginia. The company’s name was amended to “Allied Resources, Inc.” on August 12, 1998. On February 26, 2002 Allied incorporated “Allied Resources, Inc.” in the State of Nevada for the purpose of merging the West Virginia corporation with the Nevada corporation. The transaction resulted in the Nevada corporation surviving the merger as the sole remaining entity. The purpose of the transaction was to remove Allied’s domicile to a jurisdiction with tested corporate legislation and to reduce corporate maintenance costs. The merger was completed on April 5, 2002. Pursuant to the merger, shareholders of the West Virginia corporation received one share of the Nevada corporation for each share held in the West Virginia corporation.

Allied’s principal place of business is located at 1403 East 900 South, Salt Lake City, Utah, 84105, and its telephone number is (801) 582-9609. Our registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109. We are engaged in the exploration, development and production of oil and gas properties in West Virginia.

Allied currently trades on the Over the Counter Bulletin Board under the symbol “ALOD”.

Description of Business

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia.

Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75 to 75%. Depth of the producing intervals varies from 1,730 ft to 5,472 ft. All the wells in which we have an interest are situated on developed acreage spread over 3,400 acres in Ritchie and Calhoun counties. Allied prefers operating in West Virginia due to relatively inexpensive drilling and completion operations, and the absence of poisonous gas often associated with oil and gas production. Many of our wells, on the same leases, share production equipment in order to minimize lease operating costs. Recovery from producing wells is consistently evaluated, and cost-efficient work-over methods are often considered to improve the performance of the wells or in the alternative to sell limited producers in order to reduce operating costs.

Allied’s interests in its wells are maintained and operated by Allstate Energy Corporation (“Allstate”), a local operator, under the terms of an Operating Agreement. Allstate maintains a varying interest in each of our wells.

The terms of the Operating Agreement, as amended, grant to Allstate the exclusive right to conduct operations in respect to Allied’s interests in its wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment or other property attached to the wells under the Operating Agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the Operating Agreement, as amended, Allstate is permitted to make capital expenditures on the wells up to $5,000 without notifying us of the expense. However, notice of amounts to be spent over $5,000 must be provided to Allied prior to expenditure for our approval if it owns a majority interest in the specific well. Likewise, the abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned. Allstate is entitled pursuant to the Operating Agreement, as amended, to establish an escrow account to withhold up to 25% of the net income on any particular well up to $5,000 to be used for capital improvement of the wells or if necessary plugging the wells. The Operating Agreement, as amended, prohibits us from selecting an operator of the wells other than Allstate unless it is prepared to purchase Allstate’s interest in each specific well at fair market value. The surrender of leases under the Operating Agreement, as amended, can only be accomplished in the event that both Allied and Allstate consent to such surrender. Finally, we cannot sell its interest in any of the wells unless it first offers to sell such interests to Allstate on the same terms as are proposed for a third party purchaser.

Allied’s interests in oil and gas properties are the direct result of its relationship with Allstate. The majority of our oil and gas interests, approximately 90 wells, were acquired as part of the Ashland Properties acquisition. Allstate prepared a bid package that was presented to Ashland Exploration, Inc. the seller of the wells for consideration in competition with several other bidders for the properties. Allstate submitted the bid under the pretext that should it be successful in its bid, that we would participate in a shared interest in the acquisition. Allied’s other interests in wells outside of the Ashland Properties were the result of agreeing to a percentage interest through Allstate farm out arrangements, individual well/lease assignments and drilling agreements spanning the time period from 1981 to 2002. We were not furnished with any engineering reports prior to purchasing interests its oil and gas properties.

Prior to drilling new wells a geological review of the prospective area is made by us in cooperation with Allstate to determine the potential for oil and gas. Our consultants then review available geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the target appears to contain significant accumulations of oil and gas, we then consider the economic feasibility of drilling the target whole. Significant accumulations of oil and gas cannot guarantee economic recovery because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines and pipeline pressure, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat prospect.

Our working interest is defined as interest in oil and gas that includes responsibility for all drilling, developing, and operating costs varying from 18.75% to 75%. Our net revenue interest is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 18.05% to 65.625%.

Allied owns varying interests in a total of 145 wells on several leases. Some leases contain multiple wells. The distribution of our interests in West Virginia oil and gas leases is detailed below:

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

Marketability

The products sold by us, natural gas and crude oil, are commodities purchased by many distribution and retail companies. Crude oil can be easily sold whenever it is produced subject to transportation cost. The crude oil produced on our behalf is transported by truck from the collection points to the purchaser. Natural gas on the other hand can be more difficult to sell since transportation from point of production to the purchaser requires a pipeline. One hundred percent of Allied’s current gas production interest is transported by pipelines owned by the purchasers of its production.

Allstate sells our gas production interest to three main purchasers, Dominion Field Services, Equitable Resources, and Allegheny Energy. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $5.30 MCF to $11.96 MCF during the year ended 2005. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate had fixed contracts with Dominion Field Services to sell 15,000 MCF per month averaging 500 MCF’s a day from December 1, 2005 through November 30, 2006 at $9.75 per MCF and up to an additional 7,000 MCF sold at $9.75 over the term of the contract with any additional volume sold at market price. Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up.

The sales prices for Allied’s oil production interests during 2003, 2004 and 2005 varied significantly between $28.46 and $59.42 a barrel over the respective periods. The sale prices for Allied’s gas production interests also varied significantly over the same periods. The gas prices fluctuated between $1.75 and $11.96 per MCF in 2005, between $1.75 and $7.53 per MCF in 2004, and between $1.75 per MCF and $8.73 per MCF in 2003.

Government Regulation of Exploration and Production

Allied’s oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases Allied’s cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact of complying with such laws.

Allied’s oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. However, no West Virginia regulations provide such production limitations with respect to our operations.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2006.

Allied is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from our operations.

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2005, and are expected to continue to be significant in 2006:

Clean Water and Oil Pollution Regulatory Programs.

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. We maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2005, we have undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Waste Disposal Regulatory Programs.

Allied’s operations generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by us.

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

Health and Safety Regulatory Programs.

Allied’s operations also are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) regarding worker and work place safety. We have been assured that Allstate currently provides health and safety training and equipment to its employees and is adopting additional corporate policies and procedures to comply with OSHA’s workplace safety standards.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Allied currently has no patents, trademarks, licenses, franchises, concessions, or labor contracts. However, each of Allied’s leases are subject to royalty payments.

Exploration Activities

Allied spent no amounts on exploration activities during either of the last two fiscal years. Employees Allied employs its chief executive officer, Ruairidh Campbell and one other support person, on a part time basis. Mr. Campbell spends approximately 12 hours a week managing Allied as Allstate, operates its oil and gas operations. Management uses oil and gas consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses, which losses may reoccur in the future.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,693,682 at December 31, 2005. Although we did record a net income of $1,233,095 during fiscal 2005, we may incur operating losses in the future as revenues are likely to decline from depleted gas resources and expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

Oil and natural gas prices are volatile. Any substantial decrease in prices would adversely affect our financial results.

Allied’s future financial condition, results of operations and the carrying value of its oil and natural gas properties depend primarily upon the prices it receives for oil and natural gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Allied’s cash flow from operations is highly dependent on the prices it receives for oil and natural gas. This price volatility also affects the amount of Allied’s cash flow available for capital expenditures and its ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

o the level of consumer demand for oil and natural gas;

o the domestic and foreign supply of oil and natural gas;

o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

o the price of foreign oil and natural gas;

o domestic governmental regulations and taxes;

 o the price and availability of alternative fuel sources;

 o weather conditions;

o market uncertainty;

o political conditions or hostilities in energy producing regions, including the Middle East; and

o worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that Allied can produce economically and, as a result, could have a material adverse effect on its financial condition, results of operations and reserves. Should the oil and natural gas industry experience significant price declines, Allied may, among other things, be unable to meet our financial obligations or make planned expenditures.

Allied’s future performance depends on its ability to find or acquire additional oil or natural gas reserves.

Unless Allied successfully replaces the reserves that it produces, the defined reserves will decline, resulting in a decrease in natural gas production and lower revenues and cash flows from operations. Allied has historically obtained the majority of its reserves through acquisitions. The business of exploring for, developing or acquiring reserves is capital intensive. Allied may not be able to obtain the necessary capital to acquire additional oil or natural gas reserves as cash flows from operations are reduced, and access to external sources of capital is unavailable. Should Allied not make significant capital expenditures it will not be able to maintain its current production rates and expenses will overtake revenue which may lead to a cessation of operations.

The results of our operations are wholly dependent on the production and maintenance efforts of Allstate.

The operation and maintenance of our oil and natural gas operations is wholly dependent on an independent local operator, Allstate. While the services provided by Allstate in the past have proven adequate for the successful operation of our oil and natural gas wells, the fact that we are dependent on operations of a third party to produce revenue from our assets could restrict its ability to continue generating a net profit on operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2006, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2006, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Reports to Security Holders Allied is required to deliver an annual report to its security holders. Allied’s annual report contains audited financial statements. Allied files all required disclosure with the Commission. The public may read and copy any materials that are filed by Allied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by Allied are filed electronically and are available for viewing or copying on the Internet site maintained by the Commission. The Internet site contains reports, proxies, information statements, and other information regarding registrants. The Internet address for this site is www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Allied maintains limited office space owned by Ruairidh Campbell, Allied’s chief executive officer, for which Allied pays $1,000 per month on a month to month basis. This address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582-9609. Allied believes that its current office space will be adequate for the foreseeable future.

Allied currently realizes production from a total of 145 oil and gas wells with working interests ranging from 18.75% to 75%, producing a combination of varying amounts of oil and gas but predominately gas.

Annual oil and gas production amounted to 135,927 MCF of gas and 1,167 STB of oil in 2005 and 139,272 MCF of gas and 2,209 STB of oil in 2004. The average sales prices over these periods were $5.76 per MCFE in 2005 and $4.83 per MCFE in 2004. Allied’s average production costs, which include lifting costs, maintenance costs and severance taxes were $2.04 per MCFE in 2005 and $1.95 per MCFE in 2004. Allied owned 145 gross wells and 101 net wells in 2005. The wells are located on 3,400 gross acres, located in Ritchie and Calhoun counties, West Virginia. The acreage is approximately 2,377 net acres. Allied has no plans at this time to drill additional wells.

ITEM 3. LEGAL PROCEEDINGS

Allied is currently not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Allied’s common stock was quoted on the Toronto Venture Exchange, a service maintained by the Toronto Stock Exchange, under the symbol “TSX.ALO” until January 6, 2006, on which date the security was voluntarily delisted. Our stock has been quoted on the Over the Counter Bulletin Board since July of 2005 under the symbol “ALOD”. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. All quotes provided are reflected in U.S. dollars.

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING              HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2005            December 31                 $0.38             $0.19
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                $0.38             $0.19
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                     $0.38             $0.18
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                    $0.27             $0.12
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2004            December 31                 $0.21             $0.12
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                $0.21             $0.21
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                     $0.21             $0.21
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                    $0.27             $0.19
                      --------------- --------------------------- ----------------- ----------------

Record Holders

As of March 29, 2006, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of common stock. However, Allied’s board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

On March 16, 2006 Allied authorized the issuance of 10,000 shares of common stock to Ed Haidenthaller valued at $0.30 per share for services rendered as a director relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

Allied complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by Allied which did not involve a public offering; (2) there was only one offeree who is a director of Allied; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and Allied.

On March 16, 2006 Allied authorized the issuance of 10,000 shares of common stock to Paul Crow valued at $0.30 per share for services rendered as a director relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

Allied complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by Allied which did not involve a public offering; (2) there was only one offeree who is a director of Allied; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and Allied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Discussion and Analysis

Allied’s short term strategy is to maintain a positive net cash flow from operations and to use this net cash flow to further increase production by implementing improved production practices and recovery techniques. Allied believes that it can achieve production growth through the improved exploitation of its existing inventory of wells in West Virginia through the disposition of non-productive wells and the enhancement of producing wells. Once Allied believes that it has optimized production from its existing inventory of wells, its long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects. Allied will consider opportunities located in proximity to its current operations as well as other projects in North America.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to continue to sustain operations. Should Allied be unable to continue to generate sufficient cash flow from existing properties, Allied may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of its common stock. Allied can provide no assurance that such efforts, if necessary, would be successful.

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, its current production will decline which will lead to a significant reduction in revenue.

Results of Operations

During the period from January 1, 2004 through December 31, 2005, Allied was engaged in evaluating acquisition opportunities, drilling an additional well, evaluating the operating efficiencies of existing wells, disposing of non-productive wells and overseeing the operation of its oil and gas assets by an independent operator, Allstate. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by Allstate. While the services provided by Allstate have proven adequate, the fact that Allied is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to realize a net profit.

For the fiscal year ended December 31, 2005 Allied realized a net profit from operations as a result of an increase in oil and gas prices as compared to the prior year. Allied believes that the immediate key to its ability to remain profitable is that oil and gas prices remain stable at current levels and an ongoing commitment to reduce general and administrative and production expenses. Should oil and gas prices remain stable and expenses remain relatively consistent, Allied believes that it will most likely continue to operate at a net profit in future periods.

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
TWELVE MONTHS ENDED DEC. 31                                2005             2004        CHANGE #        CHANGE %
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
AVERAGE DAILY PRODUCTION
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Oil (bbls/day)                                                                                               -50%
                                                                   3                 6            (3)
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Natural gas (mcf/day)                                         372               382                           -3%
                                                                                                 (10)
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Barrels of oil equivalent (boe/day)                                                                         -7%
                                                                  65                70            (5)
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
PROFITABILITY
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Petroleum and natural gas revenue                    $       878,287   $       748,113        130,174            17%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net Revenue                                                  878,287           748,113        130,174            17%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Production and operating costs                              306,878          297,581          9,297             3%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Field netback                                                571,409           450,532        120,877            27%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Gand                                                         146,575           120,840         25,735            21%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Income (loss) before depletion, amortization and
income taxes                                                 424,834           329,692         95,142            29%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
                                                                                83,633       (25,704)           -31%
Depletion, depreciation and other charges                     57,929
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
                                                                                                                 0%
Future income taxes                                                -                 -              -
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net earnings from operations                        $        366,905   $       246,059        120,846            49%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
PROFITABILITY PER BOE
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Oil and gas revenue (average selling price)                                                                      26%
                                                               37.02             29.42           7.60
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
                                                                                                                11%
Production and operating costs                                 12.93             11.70           1.23
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
                                                                                17.72                           36%
Field netback ($/boe)                                          24.08                             6.37
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
                                                                                  9.68                           60%
Net earnings ($/boe)                                           15.46                             5.79
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Income (loss) before depletion, amortization and
income taxes ($/boe)                                           17.91             12.97           4.94            38%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

Years ended December 31, 2005 and 2004

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2005 increased to $878,287 from $748,113 for the comparable period ended December 31, 2004, an increase of 17%. While production of both oil and gas decreased increases in prices paid for energy is attributed to the increase in gross revenue. Gross production of oil for the twelve month period ended December 31, 2005 decreased to 1,167 bbls from 2,029 bbls for the twelve month period ended December 31, 2004, a decrease of 42%. Gross production of gas for twelve month period ended December 31, 2005 decreased to 135,927 MCF from 139,272 MCF for the twelve month period ended December 31, 2004, a decrease of 3%. The increase in oil and natural gas prices realized from $4.83 per MCFE in 2003 to $5.76 per MCFE in 2005 resulted in an increase in gross revenue over the periods. Allied anticipates that gross revenue will continue to increase as oil and gas prices remain relatively high and efforts are made to increase production.

Net Income

Net income before provision for income taxes for the twelve month period ended December 31, 2005 was $390,905 as compared to net income before provision for income taxes of $248,143 for the comparable period ended December 31, 2004, an increase of 58%. The increase in net operating profits can be attributed to increases in oil and gas prices as compared to the prior period. Allied expects to realize net profits in future periods.

Net income after provision for income taxes for the twelve month period ended December 31, 2005 was $1,233,095 as compared to net income after provision for income taxes of $588,143 for the comparable period ended December 31, 2004, an increase of 110%. The tax asset has been recognized in full since recent earnings have lead management to believe it is more likely than not that tax assets will be utilized as compared to the prior period in which a valuation allowance was recorded for only a portion of the deferred tax asset because management believed that the entire amount of the deferred tax asset might not be realized.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2005 increased to $146,575 from $120,840 for the comparable period ended December 31, 2004, an increase of 21%. The increase in general administrative expenses is primarily attributed to an increase in consulting fees and audit fees. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the annual periods ended December 31, 2005, and December 31, 2004 were $57,929 and $83,633 respectively.

Direct production expenses for the annual periods ended December 31, 2005, and December 31, 2004 were $306,878 and $297,581 respectively, an increase of 3%. Direct production expenses include the cost of maintaining the wells, a severance tax of 5% on gross production imposed by the State of West Virginia, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs can be attributed to minimal expenses incurred to maintain production over the comparative periods. Allied expects that direct production expenses may increase over future periods due to an increases associated with our operator, Allstate, which increases became effective in December of 2005.

Income Tax Expense (Benefit)

As of December 31, 2005 Allied has a net operating loss (NOL) carry forwards of approximately $3,428,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

        Cash flow provided by operations for the twelve month period ended December 31, 2005 was $245,237 as compared to cash flow provided by operations of $162,714 for the comparable period ended December 31, 2004. The increase in cash flow provided by operations can be primarily attributed to the significant increase in net income over the comparative periods. Allied expects to maintain cash flow provided by operations in future periods and believes that the results of operations for the year ended 2005 are indicative of future expectations of cash flow.

Cash flow used in investing activities for the twelve month period ended December 31, 2005 was $0 as compared to $0 for the year ended December 31, 2004. Allied expects that cash flow used in investing activities may increase in future periods as the company evaluates existing wells and identifies exploration opportunities.

Cash flow provided by financing was $0 for the year ended December 31, 2005 as compared to $0 for the year ended December 31, 2004.

Allied has a working capital surplus of $902,069 as of December 31, 2005 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2006. Allied had no lines of credit or other bank financing arrangements as of December 31, 2005. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. Allied has no defined benefit plan or contractual commitment with any of its officers or directors.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o our anticipated financial performance and business plan;

o uncertainties related to production volumes of oil and gas;

o the sufficiency of existing capital resources;

o uncertainties related to future oil and gas prices;

 o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related the quantity of our reserves of oil and gas

o the volatility of the stock market and;

o general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the Financial Statements, Allied (i) follows the successful efforts method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method and (iii) evaluates its proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SAFS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SAFS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal periods beginning after December 15, 2005. Star does not expect SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require Star to recognize compensation cost based on the grant date fair value of the equity instruments its awards. Star currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Star’s financial statements. Star estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

Allied’s financial statements for the fiscal year ended December 31, 2005 are attached hereto as pages F-1 through F-20.

ALLIED RESOURCES, INC.

FINANCIAL STATEMENTS

December 31, 2005 and 2004

                                                       INDEX
                                                                                                   Page

Report of Independent Registered Public Accounting Firm                                              F-2

Balance Sheets                                                                                       F-3

Statements of Operations                                                                             F-4

Statements of Stockholders' Equity                                                                   F-5

Statements of Cash Flows                                                                             F-6

Notes to Financial Statements                                                                        F-7

Supplementary Schedules on Oil and Gas Operations                                                   F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc., as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

JONES SIMKINS, P.C.

Logan, Utah

March 27, 2006

                                            ALLIED RESOURCES, INC.
                                                 BALANCE SHEETS
                                           December 31, 2005 and 2004
                                ASSETS
                                                                                  2005                 2004
                                                                            -----------------    -----------------
Current assets:
   Cash                                                                  $           763,435              518,092
   Accounts receivable                                                               151,141               87,490
                                                                            -----------------    -----------------

      Total current assets                                                           914,576              631,582

Oil and gas properties (proven), net (successful
 efforts method)                                                                     612,851              670,780
Deposits                                                                             473,716              315,295

Deferred tax asset                                                                 1,183,000              340,000
                                                                            -----------------    -----------------

         Total assets                                                    $         3,184,143            1,931,657
                                                                            =================    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                      $            12,507                    -
                                                                            -----------------    -----------------

      Total current liabilities                                                       12,507                    -
                                                                            -----------------    -----------------

Asset retirement obligation                                                          142,341              135,563
                                                                            -----------------    -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 5,666,691 issued and outstanding                                       5,667                5,667
   Additional paid-in-capital                                                      9,717,288            9,717,288

   Accumulated other comprehensive income (loss)                                          22                   (84)
   Accumulated deficit                                                           (6,693,682)          (7,926,777)
                                                                            -----------------    -----------------
         Total stockholders' equity                                                3,029,295             1,796,094
                                                                            -----------------    -----------------

         Total liabilities and stockholders' equity                      $         3,184,143             1,931,657
                                                                            =================    =================

                                  See accompanying notes to financial statements

                                              ALLIED RESOURCES, INC
                                               STATEMENTS OF INCOME
                                      Years Ended December 31, 2005 and 2004

                                                                                   2005                 2004
                                                                             -----------------    -----------------

Oil and gas revenues                                                     $            878,287              748,113
                                                                             -----------------    -----------------

Operating expenses:

      Production costs                                                                306,878              297,581

      Depletion                                                                        57,929               83,633

      General and administrative expenses                                             146,575              120,840
                                                                             -----------------    -----------------

                                                                                      511,382              502,054
                                                                             -----------------    -----------------

           Income from operations                                                     366,905              246,059

Interest income                                                                        23,190               2,084
                                                                             -----------------    -----------------

           Income before provision for income taxes                                   390,095              248,143

Income tax benefit                                                                  (843,000)            (340,000)
                                                                             -----------------    -----------------

           Net income                                                    $          1,233,095              588,143
                                                                             =================    =================

Income per common share - basic and diluted                              $                .22                  .10
                                                                             =================    =================

Weighted average common shares - basic and diluted                                  5,667,000            5,667,000
                                                                             =================    =================

                                  See accompanying notes to financial statements

                                                                           ALLIED RESOURCES, INC.
                                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   Years Ended December 31, 2005 and 2004
                                                                                                                    Accumulated
                                                                                                                       Other                                       Total
                                                              Common Stock                   Additional            Comprehensive          Accumulated          Stockholders'
                                                     -------------------------------
                                                        Shares            Amount          Paid-In-Capital          Income (Loss)            Deficit               Equity
                                                     -------------     -------------     -------------------     ------------------     ----------------      ----------------

                                                        5,666,691   $                             9,717,288                                 (8,514,920)             1,208,478
Balance at January 1, 2004                                                    5,667                                            443
Comprehensive income:

   Net income                                                   -                 -                       -                      -             588,143                588,143
   Other comprehensive income - foreign

     currency translation adjustment                            -                 -                       -                   (527)                  -                  (527)
                                                                                                                                                              ----------------

   Total comprehensive income                                                                                                                                        587,616
                                                                                                                                                              ================

                                                     -------------     -------------     -------------------     ------------------     ----------------      ----------------

                                                        5,666,691                                 9,717,288                                 (7,926,777)             1,796,094
Balance at December 31, 2004                                                  5,667                                           (84)
Comprehensive income:

   Net income                                                   -                 -                       -                       -           1,233,095             1,233,095
   Other comprehensive income - foreign

     currency translation adjustment                            -                 -                       -                     106                   -                   106
                                                                                                                                                               ----------------

   Total comprehensive income                                                                                                                                       1,233,201
                                                                                                                                                              ================

                                                     -------------     -------------     -------------------     ------------------     ----------------      ----------------
Balance at December 31, 2005                            5,666,691   $         5,667        $       9,717,288   $                22      $    (6,693,682)    $        3,029,295

                                                     =============     =============     ===================     ==================     ================      ================

                                  See accompanying notes to financial statements

                                              ALLIED RESOURCES, INC
                                            STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 2005 and 2004

                                                                                  2005                 2004
                                                                            -----------------    -----------------
Cash flows from operating activities:

Net income                                                               $        1,233,095              588,143
   Adjustments to reconcile net income to net cash
    provided by operating activities:

      Depletion and amortization                                                     57,929               83,633

      Accretion expense                                                               6,778                6,455
      Deferred tax asset                                                           (843,000)            (340,000)
      (Increase) decrease in:

         Accounts receivable                                                       (63,651)             (56,768)
         Deposits                                                                  (158,421)            (116,355)
      Increase (decrease) in:

         Accounts payable                                                            12,507               (2,394)
                                                                            -----------------    -----------------

           Net cash provided by operating activities                                245,237              162,714
                                                                            -----------------    -----------------

Cash flows from investing activities:                                                     -                    -
                                                                            -----------------    -----------------

Cash flows from financing activities:                                                     -                    -
                                                                            -----------------    -----------------

Change in accumulated other comprehensive income                                        106                  (527)
                                                                            -----------------    -----------------

           Net increase in cash                                                     245,343              162,187

Cash, beginning of year                                                             518,092              355,905
                                                                            -----------------    -----------------

Cash, end of year                                                        $          763,435              518,092
                                                                            =================    =================

                                  See accompanying notes to financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Allied Resources, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 26, 2002, and was merged with Allied Resources, Inc., a West Virginia corporation, on April 5, 2002. The purpose of the merger was to change the state of incorporation to Nevada. The Company had no assets or liabilities prior to the merger. The Company is primarily engaged in the business of acquiring, developing, producing and selling oil and gas properties to companies located in the continental United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on oil and gas sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. At December 31, 2005 and 2004, the Company’s accounts receivable include significant balances owed by the operating company.

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Oil and Gas Producing Activities (continued)

If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

The continued carrying value of the Company’s oil and natural gas properties depends primarily upon the estimated reserves and the prices it receives for oil and natural gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. The Company’s production quantities of oil and natural gas are in decline. Any decrease in oil and natural gas prices without an offsetting increase in reserve quantities could result in an impairment of the Company’s assets.

Current accounting standards may require companies involved in the oil and gas industry to reclassify oil and gas contract based drilling rights from tangible to intangible assets and to provide the related intangible assets disclosures under SFAS 142. Since the Company does not have any contract based oil and gas drilling rights, any disclosure related to this possible requirement would not have an affect on the Company’s financial statements.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Starting January 1, 2006 in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to stock options.

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

Reclassifications

Certain accounts in the 2004 financial statements have been reclassified to conform with the presentation in the 2005 financial statements.

Note 2 – Oil and Gas Properties

Oil and gas properties consists of the following at December 31:

                                                                                      2005               2004

         Oil and gas properties (successful efforts method)                     $    7,678,346         7,678,346
         Capitalized costs related to asset retirement obligation                       89,499            89,499

                                                                                     7,767,845         7,767,845
         Less accumulated depreciation, depletion and
           amortization                                                             (7,154,994)       (7,097,065)

                                                                                $      612,851           670,780

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 3 – Deposits

The Company has an operating agreement with the operator of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2005 and 2004 amounts on deposit was approximately $474,000 and $315,000, respectively.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties as of December 31:

                                                                                      2005               2004

         Balance at beginning of year                                           $      135,563           129,108
         Initial amount recorded for ARO                                                -                  -
         Cumulative effect of accounting change                                         -                  -
         Additional obligations incurred                                                -                  -
         Revisions of estimate                                                          -                  -
         Accretion expense                                                               6,778             6,455

         Balance at end of year                                                 $      142,341           135,563

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates for the years ended December 31 as follows:

                                                                                        2005              2004

         Federal income tax at statutory rate                                $         133,000            84,000
         Expiration of deferred tax assets                                              -                258,000
         Change in valuation allowance                                                (978,000)         (682,000)
         Other                                                                           2,000            -
                                                                             $        (843,000)         (340,000)

Deferred tax assets are comprised of the following at December 31:
                                                                                      2005               2004

         Net operating loss carryforwards                                    $       1,166,000         1,285,000
         Asset retirement obligation                                                    29,000            26,000
         Depletion and amortization                                                    (12,000)            7,000

                                                                                     1,183,000         1,318,000

         Valuation allowance                                                            -               (978,000)

                                                                             $       1,183,000           340,000

Utilization of the net deferred tax asset of $1,183,000 disclosed above is dependent on future taxable profits. The asset has been recognized because recent earnings have lead management to believe it is more likely than not the asset will be utilized. In 2004, a valuation allowance had been recorded for a portion of the deferred tax asset because management believed the entire amount of the deferred tax asset may not be realized.

As of December 31, 2005, the Company had net operating loss (NOL) carryforwards of approximately $3,428,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforward, which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 5 – Income Taxes (continued)

The Company’s NOL amounts and related years of expiration are as follows:

              Year Generated                       Amount                  Year of Expiration

                   1992                    $         56,000                       2007
                   1993                              70,000                       2008
                   1994                             272,000                       2009
                   1995                             696,000                       2010
                   1996                             162,000                       2011
                   1998                             110,000                       2018
                   1999                           1,980,000                       2019
                   2001                               4,000                       2021
                   2002                              78,000                       2022

                                           $      3,428,000

Note 6 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease requires monthly payments of $750. Effective January 1, 2006, the monthly payments increased to $1,000. The Company incurred rent expense of approximately $9,000 each year during the years ended December 31, 2005 and 2004.

The Company has a consulting agreement with its CEO to provided management services. The agreement requires monthly payments of $6,000. The Company incurred management and consulting fees of approximately $60,000 and $30,000 during the years ended December 31, 2005 and 2004, respectively.

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2005 and 2004.

Note 8 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 9 – Commitments and Contingencies

Oil and Gas Operating Agreement

During the years ended December 31, 2005 and 2004, the Company incurred fees and production expenses totaling approximately $300,000 and $288,000, respectively, to Allstate Energy Corporation, which is the operator of the Company’s oil and gas wells.

Advisory Agreements

In July 2004, the Company entered into an advisory agreement with Michael Redford (an unrelated party). The agreement is for a term of one year and requires the Company to make monthly payments of $2,500 in exchange for general business advisory services. This agreement expired during the year ended December 31, 2005.

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 11 – Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”)No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No.

3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS

No.     154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on September 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) will not have a material effect on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2005 AND 2004

                          Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                    December 31,
                                                                               2005               2004

Proved oil and gas properties and related equipment                    $     7,678,346           7,678,346
Unproved oil and gas properties                                                   -                  -
Asset retirement obligation                                                     89,499              89,499

         Subtotal                                                            7,767,845           7,767,845

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                   (7,154,994)         (7,097,065)

                                                                       $       612,851             670,780

                 Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                                                      December 31,
                                                                                2005               2004
Acquisition of properties:
        Proved                                                           $        -                  -
        Unproved                                                         $        -                  -
Exploration costs                                                        $        -                  -
Development costs                                                        $        -                  -

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2005 AND 2004

                                  Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      December 31,
                                                                                2005               2004

Oil and gas - sales                                                    $       878,287             748,113
Production costs net of reimbursements                                        (306,878)           (297,581)
Exploration costs                                                                 -                  -
Depreciation, depletion and amortization
   and valuation provisions                                                    (57,929)            (83,633)

Net income before income taxes                                                 513,480             366,899

Income tax benefit                                                            (843,000)           (125,000)

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                     $     1,356,480             241,899

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2005 AND 2004

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                                Years Ended December 31,
                                                                          2005                           2004
                                                                     Oil           Gas             Oil            Gas
                                                                  (bbls)          (mcf)          (bbls)          (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                                 2,878      1,286,432          -           1,278,874
  Revision in previous estimates                                    4,073        414,075           4,907        146,830
  Discoveries and extension                                          -              -              -
-
  Purchase in place                                                  -              -              -
-
  Production                                                       (1,167)      (135,927)         (2,029)      (139,272)
  Sales in place                                                     -              -              -
-

  End of year                                                       5,784      1,564,580           2,878      1,286,432

                           All of the Company's reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2005 AND 2004

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas

reserves (Unaudited)

                                                                                     Years Ended
                                                                                    December 31,
                                                                               2005               2004

Future cash inflows                                                    $    15,595,000           8,049,000
Future production and development costs                                     (6,351,000)         (3,797,000)
Future income tax expenses                                                  (3,143,000)         (1,446,000)

                                                                             6,101,000           2,806,000

10% annual discount for estimated timing of cash flows                      (3,365,000)         (1,488,000)

Standardized measure of discounted future net cash flows               $     2,736,000           1,318,000

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2005 AND 2004

                                     Discounted Future Cash Flows (Unaudited)

                                                                                     Years Ended
                                                                                    December 31,
                                                                               2005               2004

Balance, beginning of year                                             $     1,318,000           1,058,000
Sales of oil and gas produced net of production costs                         (827,000)           (487,000)
Net changes in prices and production costs                                  (3,144,000)           (273,000)
Extensions and discoveries, less related costs                                   -                  -
Purchase and sales of minerals in place                                          -                  -
Revisions of estimated development costs                                         -                  -
Revisions of previous quantity estimate                                      4,311,000           1,052,000
Accretion of discount                                                          132,000             106,000
Net changes in income taxes                                                    946,000            (138,000)

Balance, end of year                                                   $     2,736,000           1,318,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Allied has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

_________________

ITEM 8A. CONTROLS AND PROCEDURES

Allied’s president acts both as Allied’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for Allied.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Allied’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Allied’s officers and directors as of March 30, 2006, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

--------------------------------------------------------------------------------------------------------
NAME                                    AGE                       POSITION
--------------------------------------------------------------------------------------------------------
Ruairidh Campbell                       42                        President/Chief Executive Officer,
                                                                  Chief Financial Officer, Director
--------------------------------------------------------------------------------------------------------
Ed Haidenthaller                        42                        Director
--------------------------------------------------------------------------------------------------------
Paul Crow                               59                        Director, Secretary
--------------------------------------------------------------------------------------------------------

Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Ruairidh Campbell

On June 6, 1998, Mr. Campbell was first elected as a director and subsequently appointed as an officer of Allied. Mr. Campbell estimates that he spends approximately 12 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders and his successor is elected and qualified.

Mr.Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. a mineral resource exploration company from February 2000 to March 2004 (president, chief financial officer until December 2003, director until March 2004), Montana Mining Corp. a mineral resource exploration company from December 1999 to present (president, chief financial officer, director), Star Energy Corporation a gas production company from December 1999 to present (chief financial officer, director), NovaMed, Inc. formerly a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director), EnterNet, Inc. formerly an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Resources, Ltd. a mineral resource development company from 1995 to May 2001 (president, chief financial officer, director).

Ed Haidenthaller

On September 23, 2004, Mr. Haidenthaller was first elected as a director of Allied. Mr. Haidenthaller estimates that he spends approximately 1 hour per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders and his successor is elected and qualified.

Mr. Haidenthaller graduated from Weber State University with a Bachelor of Science in Finance and then from the University of Utah with a Masters of Business Administration. He is actively involved in the financial services industry. Mr. Haidenthaller worked as the comptroller for Transportation Specialists Insurance Agency (a division of Flying J, Inc.) from October 2002 until June 2003, as the chief financial officer of Axia Group, Inc., a public company involved in business consulting and real estate from May of 2000 until September of 2003 and as assistant controller of the brokerage division of Wells Fargo Bank from May 1999 until April of 2000. Currently, Mr. Haidenthaller operates his own consulting organization, Strategic Funding Consultants, LLC. working with start up and small businesses to develop business strategies, assist in obtaining funding and providing general consulting services related to Sarbanes-Oxley compliance and other Securities and Exchange Commission matters. Over the past five years, Mr. Haidenthaller has acted as the chief financial officer of one public company: Axia Group, Inc. from May of 2000 until September of 2003.

Paul Crow

On January 17, 2005, Mr. Paul Crow was appointed as a director of Allied and on January 6, 2006 as secretary. Mr. Crow estimates that he spends approximately 1 hour per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders and his successor is elected and qualified.

Mr. Crow graduated from the University of Utah with a Bachelor of Science in Accounting. Mr. Crow’s prior experience includes work as a business consultant to Axia Group, Inc., a public company involved in business consulting and real estate from April 2002 until September 2003 and as a library supervisor with the University of Utah from March 1996 until March of 2002. Currently, Mr. Crow operates his own Edgar preparation and filing business working with private and public businesses to provide general consulting services related to Sarbanes-Oxley compliance and other Securities and Exchange Commission disclosure requirements.

Code of Ethics

Allied has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Allied has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, Allied’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting Allied.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, Allied is aware of the following persons who during the fiscal year ended December 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of Allied, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Ruairidh Campbell failed to file a Form 3 or Form 5 despite being an officer and director of Allied.

Ed Haidenthaller failed to file a Form 3 or Form 5 despite being a director of Allied.

Paul Crow failed to file a Form 3 or Form 5 despite being a director of Allied.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Allied during the years 2005, 2004, and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Allied’s chief executive officer.

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
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------
                                                                   Restricted    Securities
Name and Principal                                 Other Annual      Stock       Underlying    LTIP         All Other
Position                Year    Salary    Bonus    Compensation     Award(s)       Options      payouts    Compensation
                                 ($)       ($)         ($)            ($)          SARs(#)        ($)          ($)
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------
Ruairidh Campbell,       2005   60,000      -           -              -              -            -          $9,000
President, Chief         2004   36,000      -           -              -              -            -            -
Financial Officer        2003   24,000      -           -              -              -            -            -
and Director
---------------------- ------- --------- -------- --------------- ------------- -------------- ---------- ---------------

        * Amount paid to a related company owned by Mr. Campbell for the use of office space.

Compensation of Directors

Allied’s independent directors are compensated in common stock for their services as directors. Directors are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

Audit Committee

Allied has formed an audit committee to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to the shareholders and others; reviewing the systems of internal controls which management and the board of directors have established; appointing, retaining and overseeing the performance of independent accountants; and overseeing Allied’s accounting and financial reporting processes and the audits of the Allied’s financial statements.

Compensation Committee

Allied has not yet formed a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Allied as of March 30, 2006, by each shareholder who is known by Allied to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. Allied has 5,653,011 shares issued and outstanding as of March 30, 2006.

-------------------- ---------------------------------- ------------------------------------- ----------------------
  Title of Class      Name and Address of Beneficial                   Amount                   Percent of Class
                                 Ownership                                                              %
-------------------- ---------------------------------- ------------------------------------- ----------------------
   Common Stock      Ruairidh Campbell                                455,000                          8.1
                     600 Westwood Terrace
                     Austin, Texas 78746
-------------------- ---------------------------------- ------------------------------------- ----------------------
                     Ed Haidenthaller
   Common Stock      1193 East 800 North, Layton,
                     Utah  84040                                       10,000                     less than 1.0
-------------------- ---------------------------------- ------------------------------------- ----------------------
                     Paul Crow
   Common Stock      1185 East 5840 South, Salt Lake
                     City, Utah 84121                                  10,000                     less than 1.0
-------------------- ---------------------------------- ------------------------------------- ----------------------
   Common Stock      All Executive Officers and
                     Directors as a Group                             475,000                          8.4
-------------------- ---------------------------------- ------------------------------------- ----------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 16, 2006, Allied issued 10,000 shares to Ed Haidenthaller, a director of Allied, in recognition of his services as a director of Allied.

On March 16, 2006, Allied issued 10,000 shares to Mr. Crow, a director of Allied, in recognition of his services as a director of Allied.

On January 1, 2006, Allied entered into a month to month consulting agreement with Mr. Crow, our secretary and a director, to provide assistance to our chief executive officer in the capacity of secretary in exchange for $250 a month.

On January 1, 2003, Allied entered into a month to month leasing arrangement with Allied’s chief executive officer, for the use of office space in exchange for $750 a month. Effective January 1, 2006 Allied pays the related company $1,000 per month pursuant to this arrangement.

On June 6, 1998, Allied entered into a month to month consulting agreement with Mr. Campbell, our chief executive officer and a director, to provide management services in exchange for $2,000 a month. Effective July 1, 2004, Allied paid Mr. Campbell $4,000 a month. Effective July 1, 2005 Allied pays Mr. Campbell $6,000 per month pursuant to this arrangement.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $20,000 and $19,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2005 and 2004 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Allied fees of $1,200 in 2005 and $1,200 in 2004 for professional services rendered in connection with the preparation of Allied’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Allied no fees in each of 2005 and 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to the Allied by Jones Simkins, P.C. as detailed above, were pre-approved by the Allied’s audit committee. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2006.

         ALLIED RESOURCES, INC.

         /s/ Ruairidh Campbell

Ruairidh Campbell,

         Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                   Title                                         Date

 /s/ Ruairidh Campbell                                                  Director                                    March 30, 2006

Ruairidh Campbell

/s/ Ed Haidenthaller                                                      Director                                    March 30, 2006

 Ed Haidenthaller

/s/ Paul Crow                                                               Director                                   March 30, 2006

 Paul Crow

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