Form 10QSB
period 2006-03-31
ALLIED RESOURCES INC
filed 2006-05-15
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 .

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 12, 2006 was 5,653,011.

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term “Allied,” “we,” “our,” and “us,” refers to Allied Resources, Inc., a Nevada corporation and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ALLIED RESOURCES, INC.
BALANCE SHEETS
ASSETS	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$885,457	763,435
Accounts receivable	108,529	151,141

Total current assets	993,986	914,576

Oil and gas properties , net	601,461	612,851
Deposits	513,239	473,716
Deferred tax asset	1,155,000	1,183,000

Total assets	$3,263,686	3,184,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,157	12,507

Total current liabilities	27,157	12,507

Asset retirement obligation	144,121	142,341

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 and 5,666,691 issued and outstanding respectively	5,653	5,667
Additional paid-in-capital	9,723,302	9,717,288
Accumulated other comprehensive income	23	22
Accumulated deficit	(6,636,570)	(6,693,682)

Total stockholders' equity	3,092,408	3,029,295

Total liabilities and stockholders' equity	$3,263,686	3,184,143

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2006 and 2005

	2006	2005

Oil and gas revenues	$237,634	157,820

Operating expenses:
Production costs	94,337	58,214
Depletion	11,390	15,830
General and administrative expenses	54,133	49,715
	159,860	123,759
Income from operations	77,774	34,061

Interest income	7,338	2,089

Income before provision
for income taxes	85,112	36,150

Provisionfor income taxes - deferred	28,000	-
Net income	$57,112	36,150

Income per common share -
basic and diluted	$0 .01	0 .01
Weighted average common shares -
basic and diluted	5,657,000	5,677,000

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$57,112	36,150
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion and amortization	11,390	15,830
Accretion expense	1,780	1,695
Deferred tax asset	28,000	-
Stock Compensation Expense	6,000	-
(Increase) Decrease in:
Accounts receivable	42,612	(13,980)
Deposits	(39,523)	(26,011)
Increase in:
Accounts payable	14,650	19,596

Net cash provided by operating activities	122,021	33,280

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Change in accumulated other comprehensive income	1	40

Net increase in cash	122,022	33,320

Cash, beginning of period	763,435	518,092

Cash, end of period	$885,457	551,412

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

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

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia. Allied owns working interests varying from 18.75% to 75% and net revenue interest varying from 18.05 to 65.625%, after deduction of royalties, in a total of 145 wells on several leases.

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

Results of Operations

During the period from January 1, 2006 through March 31, 2006, Allied has been engaged in overseeing the operation of its oil and gas assets by an independent operator, Allstate Energy Corporation. For the three month period ended March 31, 2006 Allied realized net income from operations due to an increase in revenues and a decrease in depletion costs as compared to the prior three month period ended March 31, 2005.

THREE MONTHS ENDED MARCH 31	2006	2005	CHANGE #	CHANGE %
Average Daily Production
Oil (bbls/day)	2	1	1	100%
Natural gas (mcf/day)	323	319	4	1%
Barrels of oil equivalent (boe/day)	56	54	2	3%
Profitability
Petroleum and natural gas revenue	$237,634	$157,820	79,814	51%
Net Revenue	237,634	158,820	79,184	51%
Production and operating costs	94,337	58,214	36,123	62%
Field netback	143,297	99,606	43,691	44%
G&A	54,133	49,715	4,418	9%
Earnings before depletion and taxes	89,164	49,891	39,273	79%
Depletion, depreciation and other charges	11,390	15,830	(4,440)	-28%
Future income taxes	-	-	-	0%
Net earnings from operations	$77,774	$34,061	43,713	128%
Profitability per boe
Oil and gas revenue (average selling price)	47.29	32.40	14.89	46%
Production and operating costs	18.77	11.95	6.82	57%
Field netback ($/boe)	28.52	20.45	8.07	39%
Net earnings ($/boe)	15.48	6.99	8.49	121%
Cash flow from operations ($/boe)	17.74	10.24	7.50	73%

Revenue

Revenue for the three months ended March 31, 2006 increased to $237,634 from $157,820 for the three month period ended March 31, 2005, an increase of 51%. The increase in revenue over the three month comparative periods is attributable to an increase in the prices realized for oil and gas production over the current period and increases in production. Allied anticipates that increases or decreases in revenues in future periods will remain substantially dependent on production levels and the market price for oil and gas.

Income

Net income before provision for income taxes for the three months ended March 31, 2006 increased to $85,112 from $36,150 for the three month period ended March 31, 2005, an increase of 135%. The increase in net income before any provision for income tax benefit over the three month comparative periods was due to increases in revenue and interest income in combination with a decrease in depletion expenses tempered by increases in production costs. Allied anticipates that net income will continue to increase over future periods subject to market prices for oil and gas products and production costs..

Net income after provision for income taxes for the three months ended March 31, 2006 increased to $57,112 from $36,150 for the three month period ended March 31, 2005, an increase of 58%. The increase in net income after provision for income taxes includes a deferred provision for income taxes of $28,000.

Expenses

General and administrative expenses for the three months ended March 31, 2006, increased to $54,133 from $49,715 for the three month period ended March 31, 2005, an increase of 9%. The increase in general and administrative expenses over the three month comparative periods can be attributed to an increase in accounting costs associated with tax filings, annual audit fees and the preparation of an annual oil and gas report. Allied anticipates that general and administrative expenses in future periods will decline on a quarterly basis.

Direct production costs for the three months ended March 31, 2006, increased to $94,337 from $58,214 for the three month period ended March 31, 2005, an increase of 62%. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs for the three month comparative periods can be attributed to increases in the maintenance fee charged on a per well basis by Allstate from $125 per well to $175 per well in the current period. Allied expects that direct production expenses will increase over future periods as costs associated with maintaining the wells increases.

Depletion expenses for the three months ended March 31, 2006 and March 31, 2005 were $11,390 and $15,830 respectively. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from prior net operating losses which may be used to offset current operating profits. As of December 31, 2005, Allied had net operating loss (NOL) carry-forwards of approximately $3,428,000. Should substantial changes in Allied’s ownership occur there would be an annual limitation on the amount of NOL carry-forward, which could be utilized. Further, the ultimate realization of these carry-forwards will be due, in part, on the tax law in effect at the time of the anticipated benefit which cannot be definitively determined based on future events.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied expects that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $122,021 for the three months ended March 31, 2006, as compared to cash flow provided by operations of $33,280 for the three months ended March 31, 2005. The increase in cash flow provided by operations over the comparative periods can be attributed to an increase in net income, a tax deferred asset, stock compensation expense and an increase in accounts receivable. Allied expects to continue to realize cash flow produced by operations in future periods.

Cash flow used in investing activities for the three month period ended March 31, 2006 was $0 as compared to $0 for the three month period ended March 31, 2005. Allied is currently reevaluating its existing wells which may lead to a decision to invest capital into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling, it would then expect to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $0 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005.

Allied has a working capital surplus of $966,829 as of March 31, 2006 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment and has no current intention to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

•

      our anticipated financial performance and business plan;

•

uncertainties related to production volumes of oil and gas;

•

the sufficiency of existing capital resources;

•

uncertainties related to future oil and gas prices;

•

our ability to raise additional capital to fund cash requirements for future operations;

•

uncertainties related the quantity of our reserves of oil and gas

•

the volatility of the stock market and;

•

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

Allied’s future financial condition, results of operations and the carrying value of its oil and natural gas properties depend primarily upon the prices it receives for oil and natural gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Allied’s cash flow from operations is highly dependent on the prices it receives for oil and natural gas. This price volatility also affects the amount of Allied’s cash flow available for capital expenditures and its ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•

      the level of consumer demand for oil and natural gas;

•

the domestic and foreign supply of oil and natural gas;

•

the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•

the price of foreign oil and natural gas;

•

domestic governmental regulations and taxes;

•

the price and availability of alternative fuel sources;

•

weather conditions;

•

market uncertainty;

•

political conditions or hostilities in energy producing regions, including the Middle East; and

•

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2006 and 2005.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 18 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May 2006.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

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