Form 10QSB
period 2006-06-30
ALLIED RESOURCES INC
filed 2006-08-14
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 .

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of Auguest 11, 2006 was 5,653,011.

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

                                               ALLIED RESOURCES, INC.
                                                   BALANCE SHEETS

                              ASSETS                                            June 30,              December 31,
                                                                                  2006                    2005
                                                                               (Unaudited)             (Audited)
                                                                           --------------------    -------------------
Current assets:
    Cash                                                                $              918,895                763,435
    Accounts receivable                                                                139,048                151,141
                                                                           --------------------    -------------------

      Total current assets                                                           1,057,943                914,576

Oil and gas properties (proven), net (successful efforts method)                       588,138                612,851
Deferred tax asset                                                                   1,117,000              1,183,000
Deposits                                                                               553,106                473,716
                                                                           --------------------    -------------------

          Total assets                                                  $            3,316,187              3,184,143
                                                                           ====================    ===================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                     $                6,000                 12,507
                                                                           --------------------    -------------------

      Total current liabilities                                                          6,000                 12,507
                                                                           --------------------    -------------------

Asset retirement obligation                                                            145,900                142,341
                                                                           --------------------    -------------------

Commitments and contingencies                                                                -                      -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 5,653,011 and 5,666,691 issued and
      outstanding respectively                                                           5,653                  5,667
   Additional paid-in-capital                                                        9,723,302              9,717,288

   Accumulated other comprehensive income                                                   56                     22
   Accumulated deficit                                                             (6,564,724)            (6,693,682)
                                                                           --------------------    -------------------

          Total stockholders' equity                                                 3,164,287              3,029,295
                                                                           --------------------    -------------------

          Total liabilities and stockholders' equity                    $            3,316,187              3,184,143
                                                                           ====================    ===================

                              The accompanying notes are an integral part of these financial statements.

                                               ALLIED RESOURCES, INC
                                           UNAUDITED STATEMENTS OF INCOME

                                                           Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------   --------------------------------
                                                        2006             2005            2006              2005
                                                     ------------    -------------   --------------    --------------

Oil and gas revenues                             $       251,897          221,709          489,531           379,529
                                                     ------------    -------------   --------------    --------------

Operating expenses:
   Production costs                                      109,458           82,811          203,795           141,025
   Depletion                                              13,323           16,290           24,713            32,120
   General and administrative expenses                    26,702           37,546           80,835            87,261
                                                     ------------    -------------   --------------    --------------

                                                         149,483          136,647          309,343           260,406
                                                     ------------    -------------   --------------    --------------

          Income from operations                         102,414           85,062          180,188           119,123

Interest income                                            7,432            3,011           14,770             5,100
                                                     ------------    -------------   --------------    --------------

          Income before provision
             for income taxes                            109,846           88,073          194,958           124,223

Provision for income taxes                                38,000           41,000           66,000            41,000
                                                     ------------    -------------   --------------    --------------

          Net income                             $        71,846           47,073          128,958            83,223
                                                     ============    =============   ==============    ==============

Income per common share -
   basic and diluted                             $          0.01             0.01             0.02              0.01
                                                     ============    =============   ==============    ==============

Weighted average common shares -
   basic and diluted                                   5,653,000        5,667,000        5,655,000         5,667,000
                                                     ============    =============   ==============    ==============

                              The accompanying notes are an integral part of these financial statements.

                                               ALLIED RESOURCES, INC
                                        UNAUDITED STATEMENTS OF CASH FLOWS
                                      Six Months Ended June 30, 2006 and 2005

                                                                                    2006                 2005
                                                                              -----------------    -----------------
Cash flows from operating activities:
Net income                                                                 $           128,958               83,223
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion and amortization                                                       24,713               32,120
       Accretion expense                                                                 3,559                3,390
       Deferred tax asset                                                               66,000               41,000

       Stock compensation expense                                                        6,000                    -
       (Increase) decrease in:
          Accounts receivable                                                           12,093             (39,735)
          Deposits                                                                    (79,390)             (62,867)
       Increase (decrease) in:
          Accounts payable                                                             (6,507)                  547
                                                                              -----------------    -----------------

            Net cash provided by operating activities                                  155,426               57,678
                                                                              -----------------    -----------------

Cash flows from investing activities:                                                        -                    -
                                                                              -----------------    -----------------

Cash flows from financing activities:                                                        -                    -
                                                                              -----------------    -----------------

Change in accumulated other comprehensive income                                            34                (116)
                                                                              -----------------    -----------------

           Net increase in cash                                                        155,460               57,562

Cash, beginning of period                                                              763,435              518,092
                                                                              -----------------    -----------------

Cash, end of period                                                        $           918,895              575,654
                                                                              =================    =================

                              The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

        June 30, 2006

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

Discussion and Analysis

Allied’s short term strategy is to maintain a positive net cash flow from operations and to use this net cash flow to further increase production by implementing improved production practices and recovery techniques. Allied believes that we can achieve production growth through the improved exploitation of our existing inventory of wells in West Virginia through the disposition of non-productive wells and the enhancement of producing wells. Once Allied believes that we have optimized production from our existing inventory of wells, our long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to realize positive net cash flow and deter future prospects of production growth. Historically, Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to continue to sustain operations. Should Allied be unable to continue to generate sufficient cash flow from existing properties, Allied may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of our common stock. Allied can provide no assurance that such efforts, if necessary, would be successful.

Allied’s financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of our production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to our future success. Unless Allied can obtain additional reserves, our current production will decline which will lead to a significant reduction in revenue.

Results of Operations

During the period from January 1, 2006 through June 30, 2006, Allied has been engaged in overseeing the operation of our oil and gas assets by an independent operator, Allstate Energy Corporation.

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
SIX MONTHS ENDED JUNE 30                                    2006              2005        CHANGE #        CHANGE %
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

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
AVERAGE DAILY PRODUCTION
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Oil (bbls/day)                                                  2                 4            (2)           -50%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Natural gas (mcf/day)                                         349               364           (15)            -4%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Barrels of oil equivalent (boe/day)                            60                65            (5)            -7%
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

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
PROFITABILITY
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Petroleum and natural gas revenue                    $       489,531  $        379,529        110,002            29%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net Revenue                                                  489,531           379,529        110,002            29%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Production and operating costs                               203,795           141,025         62,770            45%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Field netback                                                285,736           238,504         47,232            20%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
GandA                                                         80,835            87,261        (6,426)            -7%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Earnings before depletion and taxes                          204,901           151,243         53,658            35%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Depletion, depreciation and other charges                     24,713            32,120        (7,407)           -23%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Future income taxes                                                -                 -              -             0%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net earnings from operations                        $        180,188  $        119,123         61,065            51%
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

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
PROFITABILITY PER BOE
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Oil and gas revenue (average selling price)                    44.95             32.61          12.34            38%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Production and operating costs                                 18.71             12.12           6.59            54%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Field netback ($/boe)                                          26.24             20.49           5.75            28%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net earnings ($/boe)                                           16.55             10.23           6.32            62%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Cash flow from operations ($/boe)                              18.82             12.99           5.83            45%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

Revenue

Revenue for the three months ended June 30, 2006 increased to $251,897 from $221,709 for the three month period ended June 30, 2005, an increase of 14%. Revenue for the six months ended June 30, 2006 increased to $489,531 from $379,529 for the six month period ended June 30, 2005, an increase of 29%. The increase in revenue over the three and six month comparative periods is attributable to an increase in the prices realized for oil and gas production in the current period. Allied anticipates that increases or decreases in revenues in future periods will remain substantially dependent on production levels and the market price for oil and gas.

Income

Net income before provision for income taxes for the three months ended June 30, 2006 increased to $109,846 from $88,073 for the three month period ended June 30, 2005, an increase of 24%. Net income before provision for income taxes for the six months ended June 30, 2006 increased to $194,958 from $124,223 for the six month period ended June 30, 2005, an increase of 57%. The increase in net income before any provision for income tax benefit over the three and six month comparative periods was due to increases in revenue and interest income in combination with a decrease in depletion expenses tempered by increases in production costs. Allied anticipates that net income will continue to increase over future periods subject to market prices for oil and gas products and production costs.

Net income after provision for income taxes for the three months ended June 30, 2006 increased to $71,846 from $47,073 for the three month period ended June 30, 2005, an increase of 53%. Net income after provision for income taxes for the six months ended June 30, 2006 increased to $128,958 from $83,223 for the six month period ended June 30, 2005, an increase of 55%.

Expenses

General and administrative expenses for the three months ended June 30, 2006, decreased to $26,702 from $37,546 for the three month period ended June 30, 2005, a decrease of 29%. General and administrative expenses for the six months ended June 30, 2006, decreased to $80,835 from $87,261 for the six month period ended June 30, 2005, a decrease of 7%. The decrease in general and administrative expenses over the three and six month comparative periods can be attributed to a decrease in travel related expenses. Allied anticipates that general and administrative expenses in future periods will remain relatively consistent on a quarterly basis.

Direct production costs for the three months ended June 30, 2006, increased to $109,458 from $82,811 for the three month period ended June 30, 2005, an increase of 32%. Direct production costs for the six months ended June 30, 2006, increased to $203,795 from $141,025 for the six month period ended June 30, 2005, an increase of 45%. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs for the three and six month comparative periods can be attributed to increases in the maintenance fee charged on a per well basis by Allstate from $125 per well to $175 per well in the current period. Allied expects that direct production expenses will increase over future periods as costs associated with maintaining the wells increases.

Depletion expenses for the three months ended June 30, 2006 and June 30, 2005 were $13,323 and $16,290 respectively. Depletion expenses for the six months ended June 30, 2006 and June 30, 2005 were $24,713 and $32,120 respectively. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

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

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied expects that we can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $155,426 for the six months ended June 30, 2006, as compared to cash flow provided by operations of $57,678 for the six months ended June 30, 2005. The increase in cash flow provided by operations over the comparative periods can be primarily attributed to an increase in net income and the tax deferred asset. Allied expects to continue to realize cash flow produced by operations in future periods.

Cash flow used in investing activities for the six month period ended June 30, 2006 was $0 as compared to $0 for the six month period ended June 30, 2005. We are currently reevaluating our existing wells which may lead to a decision to invest capital into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling, we would then expect to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $0 for the six months ended June 30, 2006 and $0 for the six months ended June 30, 2005.

Allied has a working capital surplus of $1,051,943 as of June 30, 2006 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment and has no current intention to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis,” with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

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

o general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,564,724 at June 30, 2006. Although we have recorded a net income of $128,958 during fiscal 2006, we may incur operating losses in the future as revenues are likely to decline from depleted gas resources and expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

Oil and natural gas prices are volatile. Any substantial decrease in prices would adversely affect our financial results.

Allied’s future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for oil and natural gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Allied’s cash flow from operations is highly dependent on the prices we receive for oil and natural gas. This price volatility also affects the amount of Allied’s cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

o political conditions or hostilities in energy producing regions, including the Middle East; and

o worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that Allied can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Should the oil and natural gas industry experience significant price declines, Allied may, among other things, be unable to meet our financial obligations or make planned expenditures.

Allied’s future performance depends on our ability to find or acquire additional oil or natural gas reserves.

Unless Allied successfully replaces the reserves that we produce, the defined reserves will decline, resulting in a decrease in natural gas production and lower revenues and cash flows from operations. Allied has historically obtained the majority of our reserves through acquisitions. The business of exploring for, developing or acquiring reserves is capital intensive. Allied may not be able to obtain the necessary capital to acquire additional oil or natural gas reserves as cash flows from operations are reduced, and access to external sources of capital is unavailable. Should Allied not make significant capital expenditures we will not be able to maintain our current production rates and expenses will overtake revenue which may lead to a cessation of operations.

The results of our operations are wholly dependent on the production and maintenance efforts of Allstate.

The operation and maintenance of our oil and natural gas operations is wholly dependent on an independent local operator, Allstate. While the services provided by Allstate in the past have proven adequate for the successful operation of our oil and natural gas wells, the fact that we are dependent on operations of a third party to produce revenue from our assets could restrict our ability to continue generating a net profit on operations.

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

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to our financial statements for the year ended December 31, 2005, Allied (i) follows the successful efforts method of accounting for the costs of our oil and gas properties, (ii) amortizes such costs using the units of production method and, (iii) evaluates our proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

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

Estimates of Asset Retirement Obligations. In accordance with SFAS No 143, Allied makes estimates of future costs and the timing thereof in connection with recording our future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase depreciation, depletion and amortization expense. Cash flows would not be affected until costs to plug and abandon were actually incurred.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2006 and 2005.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 17 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of August 2006.

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