Form 10QSB
period 2006-09-30
ALLIED RESOURCES INC
filed 2006-11-14
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 .

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 13, 2006 was 5,653,011.

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

                                             ALLIED RESOURCES, INC.
                                                 BALANCE SHEETS

                               ASSETS                                        September 30,         December 31,
                                                                                 2006                  2005
                                                                              (Unaudited)           (Audited)
                                                                           ------------------    -----------------
Current assets:
    Cash                                                                $          1,031,442              763,435
    Accounts receivable                                                               88,483              151,141
                                                                           ------------------    -----------------
      Total current assets                                                         1,119,925
                                                                                                          914,576

Oil and gas properties (proven),
  net (successful efforts method)                                                    576,134              612,851
Deferred tax asset                                                                 1,089,000            1,183,000
Deposits                                                                             585,017              473,716
                                                                           ------------------    -----------------
          Total assets                                                  $          3,370,076            3,184,143
                                                                           ==================    =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                     $              6,000               12,507
                                                                           ------------------    -----------------

      Total current liabilities                                                        6,000               12,507
                                                                           ------------------    -----------------

Asset retirement obligation                                                          147,679              142,341
                                                                           ------------------    -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 5,653,011 and 5,666,691 issued and
      outstanding respectively                                                         5,653                5,667
   Additional paid-in-capital                                                      9,723,302            9,717,288

   Accumulated other comprehensive income                                                831                   22
   Accumulated deficit                                                           (6,513,389)          (6,693,682)
                                                                           ------------------    -----------------

          Total stockholders' equity                                               3,216,397            3,029,295
                                                                           ------------------    -----------------

          Total liabilities and stockholders' equity                    $          3,370,076            3,184,143
                                                                           ==================    =================

                              The accompanying notes are an integral part of these financial statements.

                                                ALLIED RESOURCES, INC
                                            UNAUDITED STATEMENTS OF INCOME

                                                               Three Months Ended               Nine Months Ended
                                                                September 30,                     September 30,
                                                        -------------------------------   ------------------------------
                                                            2006             2005             2006             2005
                                                        -------------    --------------   -------------    -------------

Oil and gas revenues                                $        197,015           199,317         686,546          578,846
                                                        -------------    --------------   -------------    -------------

Operating expenses:
   Production costs                                           85,952            75,877         289,747          216,902
   Depletion                                                  12,004            20,478          36,717           52,598
   General and administrative expenses                        28,878            21,757         109,713          109,018
                                                        -------------    --------------   -------------    -------------

                                                             126,834           118,112         436,177          378,518
                                                        -------------    --------------   -------------    -------------

          Income from operations                              70,181            81,205         250,369          200,328

Interest income                                                9,154             2,677          23,924            7,777
                                                        -------------    --------------   -------------    -------------

          Income before provision
             for income taxes                                 79,335            83,882         274,293          208,105

Provision for (benefit from) income taxes                     28,000         (386,000)          94,000        (345,000)
                                                        -------------    --------------   -------------    -------------

          Net income                                $         51,335           469,882         180,293          553,105
                                                        =============    ==============   =============    =============

Income per common share -

   basic and diluted                                $           0.01              0.08            0.03             0.10
                                                        =============    ==============   =============    =============

Weighted average common shares -
   basic and diluted                                       5,653,000         5,667,000       5,654,000        5,667,000
                                                        =============    ==============   =============    =============

                              The accompanying notes are an integral part of these financial statements.

                                             ALLIED RESOURCES, INC
                                       UNAUDITED STATEMENTS OF CASH FLOWS
                                  Nine Months Ended September 30, 2006 and 2005

                                                                                   2006                2005
                                                                              ----------------    ----------------
Cash flows from operating activities:
Net income                                                                $           180,293             553,105
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depletion and amortization                                                      36,717              52,598

       Accretion expense                                                                5,338               5,084
       Deferred tax asset                                                              94,000           (345,000)

       Stock compensation expense                                                       6,000                   -
       (Increase) decrease in:
          Accounts receivable                                                         62,658             (39,176)
          Deposits                                                                  (111,301)            (93,672)
       Increase (decrease) in:

          Accounts payable                                                            (6,507)               3,227
                                                                              ----------------    ----------------

            Net cash provided by operating activities                                 267,198             136,166
                                                                              ----------------    ----------------

Cash flows from investing activities:                                                       -                   -
                                                                              ----------------    ----------------

Cash flows from financing activities:                                                       -                   -
                                                                              ----------------    ----------------

Change in accumulated other comprehensive income                                          809                  37
                                                                              ----------------    ----------------

           Net increase in cash                                                       268,007             136,203

Cash, beginning of period                                                             763,435             518,092
                                                                              ----------------    ----------------

Cash, end of period                                                       $         1,031,442             654,295
                                                                              ================    ================

                              The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

Discussion and Analysis

Allied’s short term strategy is to maintain a positive net cash flow from operations and to use this net cash flow to further increase production by implementing improved production practices and recovery techniques. Allied believes that we can achieve production growth through the improved exploitation of our existing inventory of wells in West Virginia through the disposition of non-productive wells and the enhancement of producing wells. Once Allied believes that it has optimized production from the existing inventory of wells, its long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to realize positive net cash flow and deter future prospects of production growth. Historically, Allied has not generated sufficient cash flow from operations to sustain operations so there can be no assurance that the wells currently producing will provide sufficient cash flows to sustain operations. Should Allied be unable to generate sufficient cash flow from existing properties, it may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of our common stock. Allied can provide no assurance that such efforts, if necessary, would be successful.

Allied’s financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can future decreases in production. Allied’s continued success will depend on the level of oil and natural gas prices and the quantity of our production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to continued operations. Unless Allied obtains additional reserves, the current decline in production will lead to a significant reduction in revenue.

Results of Operations

During the period from January 1, 2006 through September 30, 2006, Allied has been engaged in overseeing the operation of our oil and gas assets by an independent operator, Allstate Energy Corporation.

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
NINE MONTHS ENDED SEPTEMBER 30                              2006              2005        CHANGE #        CHANGE %
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

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
AVERAGE DAILY PRODUCTION
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Oil (bbls/day)                                                  1                 4            (3)           -75%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Natural gas (mcf/day)                                         353               375           (22)            -6%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
   Barrels of oil equivalent (boe/day)                            60                67            (7)           -11%
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

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
PROFITABILITY
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Petroleum and natural gas revenue                    $       686,546  $        578,846        107,700            19%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net Revenue                                                  686,546           578,846        107,700            19%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Production and operating costs                               289,747           216,902         72,845            34%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Field netback                                                396,799           361,944         34,855            10%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
GandA                                                        109,713           109,018            695             1%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net cash flow from operations                                287,086           252,926         34,160            14%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Depletion, depreciation and other charges                     36,717            52,598       (15,881)           -30%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Future income taxes                                                -                 -              -             0%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net earnings from operations                        $        250,369  $        200,328         50,041            25%
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

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
PROFITABILITY PER BOE
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Oil and gas revenue (average selling price)                    42.18             32.24           9.94            31%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Production and operating costs                                 17.80             12.08           5.72            47%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Field netback ($/boe)                                          24.38             20.16           4.22            21%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Net earnings ($/boe)                                           15.38             11.16           4.22            38%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------
Cash flow from operations ($/boe)                              17.64             14.09           3.55            25%
--------------------------------------------------- --- ------------- --- ------------- -------------- --------------

Revenue

Revenue for the three months ended September 30, 2006 decreased to $197,015 from $199,317 for the three month period ended September 30, 2005, a decrease of 1%. Revenue for the nine months ended September 30, 2006 increased to $686,546 from $578,846 for the nine month period ended September 30, 2005, an increase of 19%. The decrease in revenue over the three month comparative periods is attributed to a decline in production. The increase in revenue over the nine month comparative periods is attributable to an increase in the prices realized for oil and gas production. Allied anticipates that increases or decreases in revenues in future periods will remain substantially dependent on production levels and the market price for oil and gas.

Income

Net income before provision for income taxes for the three months ended September 30, 2006 decreased to $79,335 from $83,882 for the three month period ended September 30, 2005, a decrease of 5%. Net income before provision for income taxes for the nine months ended September 30, 2006 increased to $274,293 from $208,105 for the nine month period ended September 30, 2005, an increase of 32%. The decrease in net income before any provision for income tax benefit over the three month comparative periods was due to an increase in production and general and administrative expenses in the current period. The increase in net income before any provision for income tax benefit over the nine month comparative periods was due to increases in revenue and interest income. Allied anticipates that net income will continue to increase over future periods subject to market prices for oil and gas products and production costs.

Net income after provision for income taxes for the three months ended September 30, 2006 decreased to $51,335 from $469,882 for the three month period ended September 30, 2005, a decrease of 89%. Net income after provision for income taxes for the nine months ended September 30, 2006 decreased to $180,293 from $553,105 for the nine month period ended September 30, 2005, a decrease of 67%.

Expenses

General and administrative expenses for the three months ended September 30, 2006, increased to $28,878 from $21,757 for the three month period ended September 30, 2005, an increase of 33%. General and administrative expenses for the nine months ended September 30, 2006, increased to $109,713 from $109,018 for the nine month period ended September 30, 2005. The increase in general and administrative expenses over the three and nine month comparative periods can be attributed to an increase in professional fees. Allied anticipates that general and administrative expenses in future periods will remain relatively consistent.

Direct production costs for the three months ended September 30, 2006, increased to $85,952 from $75,877 for the three month period ended September 30, 2005, an increase of 13%. Direct production costs for the nine months ended September 30, 2006, increased to $289,747 from $216,902 for the nine month period ended September 30, 2005, an increase of 34%. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs for the three and nine month comparative periods can be attributed to increases in the maintenance fee charged on a per well basis by Allstate from $125 per well to $175 per well in the current periods. Allied expects that direct production expenses will increase over future periods as costs associated with maintaining the wells increases.

Depletion expenses for the three months ended September, 2006 and September 30, 2005 were $12,004 and $20,478 respectively. Depletion expenses for the nine months ended September 30, 2006 and September 30, 2005 were $36,717 and $52,598 respectively. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from prior net operating losses which may be used to offset current operating profits. As of December 31, 2005, Allied had net operating loss (NOL) carry-forwards of approximately $3,422,000. Should substantial changes in Allied’s ownership occur there would be an annual limitation on the amount of NOL carry-forward, which could be utilized. Further, the ultimate realization of these carry-forwards will be due, in part, on the tax law in effect at the time of the anticipated benefit which cannot be definitively determined based on future events.

Impact of Inflation

Allied believes that inflation has had a negligible effect on operations over the past three years. Allied expects that we can offset inflationary increases in maintenance costs by improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $267,198 for the nine months ended September 30, 2006, as compared to cash flow provided by operations of $136,166 for the nine months ended September 30, 2005. The increase in cash flow provided by operations over the comparative periods can be primarily attributed to an increase in amounts receivable and the tax deferred asset. Allied expects to continue to realize cash flow produced by operations in future periods.

Cash flow used in investing activities for the nine month period ended September30, 2006 was $0 as compared to $0 for the nine month period ended September 30, 2005. We are currently reevaluating our existing wells which may lead to a decision to invest capital into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling, we would then expect to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $0 for the nine months ended September 30, 2006 and $0 for the nine months ended September 30, 2005.

Allied has a working capital surplus of $1,113,925 as of September 30, 2006 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment and has no current intention to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB due to certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,513,389 at September 30, 2006. Although we have recorded a net income of $274,293, before provision for income taxes, for the period ended September 30, 2006, we may incur operating losses in the future as revenues are likely to decline from depleted gas resources and expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on Allied’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on Allied’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on Allied’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on Allied’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Allied is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

ITEM 3.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2006 and 2005.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 19 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November 2006.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14	*	Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-KSB filed on May 26, 2004).
31	Attached

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