Form 10KSB
period 2006-12-31
ALLIED RESOURCES INC
filed 2007-04-06
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 20066.

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

Yes                   No     X

Registrant's revenues for its most recent fiscal year were $909,791.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $2,297,686 based on the average closing bid and ask price for the common stock on April 5, 2007.

As of April 5, 2007 there were 5,653,011 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Organization

As used herein the terms “Allied,” “we,” “our,” “us,” refer to Allied Resources, Inc., and its predecessors, unless the context indicates otherwise. Allied was incorporated as “General Allied Oil and Gas Co” on April 15, 1979 in the State of West Virginia. The company’s name was amended to “Allied Resources, Inc.” on August 12, 1998. On February 26, 2002, we incorporated “Allied Resources, Inc.” in the State of Nevada for the purpose of merging the West Virginia corporation with the Nevada corporation. The transaction resulted in the Nevada corporation surviving the merger as the sole remaining entity. The purpose of the transaction was to remove Allied’s domicile to a jurisdiction with tested corporate legislation and to reduce corporate maintenance costs. The merger was completed on April 5, 2002. Pursuant to the merger, shareholders of the West Virginia corporation received one share of the Nevada corporation for each share held in the West Virginia corporation.

Allied’s principal place of business is located at 1403 East 900 South, Salt Lake City, Utah, 84105, and its telephone number is (801) 582-9609. Our registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109. We are engaged in the exploration, development and production of oil and gas properties in West Virginia.

Allied trades on the Over the Counter Bulletin Board under the symbol “ALOD”.

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

Vyncent 20 C

75

65.625

Vincent 25 C

75

65.625

Vincent 35 C

75

65.625

Vincent 41 C

75

65.625

V. Zinn

75

65.625

Baker Baughman

75

65.625

Baker Baughman 81

            75

65.625

Bollinger

75

60.9375

Gill

75

65.625

Gill 3

50

43.75

Haddox

75

65.625

Mills

75

65.625

Sweet 1 & 2

75

65.625

Sweet 3

50

43.75

Watson

75

65.625

Watson 85

75

65.625

Wgtson 86

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

Allstate sells our gas production interest to three main purchasers, Dominion Field Services, Equitable Resources, and Allegheny Energy. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.75 MCF to $9.85 MCF during the year ended 2006. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate had fixed contracts with Dominion Field Services to sell 15,000 MCF per month averaging 500 MCF’s a day from December 1, 2005 through November 30, 2006 at $9.75 per MCF and up to an additional 7,000 MCF sold at $9.75 over the term of the contract with any additional volume sold at market price. Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up.

The sales prices for Allied’s oil production interests during 2006, 2005 and 2004 varied significantly between $53.88 and $68.55 a barrel over the respective periods. The sale prices for Allied’s gas production interests also varied significantly over the same periods. The gas prices fluctuated between $1.75 and $9.85 in 2006, between $1.75 and $11.96 per MCF in 2005, and between $1.75 and $7.53 per MCF in 2004.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2007.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2006, and are expected to continue to be significant in 2007:

Clean Water and Oil Pollution Regulatory Programs.

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. We maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2006, we have undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,454,502 at December 31, 2006. Although we did record a net income of $239,180 during fiscal 2006, we may incur operating losses in the future as revenues are likely to decline from depleted gas resources and expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

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

Annual oil and gas production amounted to 127,562 MCF of gas and 612 STB of oil in 2006, and 135,927 MCF of gas and 1,167 STB of oil in 2005. The average sales prices over these periods were $7.76 per MCFE in 2006 and $5.76 per MCFE in 2005. Allied’s average production costs, which include lifting costs, maintenance costs and severance taxes were $2.57 per MCFE in 2006 and $2.04 per MCFE in 2005. Allied owned 145 gross wells and 101 net wells in 2006. The wells are located on 3,400 gross acres, located in Ritchie and Calhoun counties, West Virginia. The acreage is approximately 2,377 net acres. Allied has no plans at this time to drill additional wells.

ITEM 3. LEGAL PROCEEDINGS

Allied is currently not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

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

YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31	$0.30	$0.20
	September 30	$0.53	$0.20
	June 30	$0.65	$0.55
	March 31	$0.80	$0.30
2005	December 31	$0.38	$0.19
	September 30	$0.38	$0.19
	June 30	$0.38	$0.18
	March 31	$0.27	$0.12

Record Holders

As of April 5, 2007, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of common stock. However, Allied’s board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

Discussion and Analysis

Allied’s short term strategy is to maintain a positive net cash flow from operations and to use this net cash flow to further increase production by implementing improved production practices and recovery techniques. Allied believes that it can achieve production growth through the improved exploitation of its existing inventory of wells in West Virginia through the disposition of non-productive wells and the enhancement of producing wells. Once Allied believes that it has optimized production from its existing inventory of wells, its long term strategy is to pursue selective acquisitions of additional oil or gas producing properties. Allied will consider opportunities located in proximity to its current operations as well as other projects in North America.

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

Results of Operations

During the period from January 1, 2004 through December 31, 2006, Allied was engaged in evaluating acquisition opportunities, drilling, evaluating the operating efficiencies of existing wells, disposing of non-productive wells and overseeing the operation of its oil and gas assets by an independent operator, Allstate. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by Allstate. While the services provided by Allstate have proven adequate, the fact that Allied is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to realize a net profit.

For the fiscal year ended December 31, 2006 Allied realized a net profit from operations as a result of consistently favorable oil and gas prices. Allied believes that the immediate key to its ability to remain profitable is that oil and gas prices remain stable at current levels and an ongoing commitment to reduce general and administrative and production expenses while seeking out revenue producing acquisitions. Should oil and gas prices remain stable and expenses remain relatively consistent, Allied believes that it will most likely continue to operate at a net profit in future periods.

TWELVE MONTHS ENDED DEC. 31	2006	2000	CHANGE #	CHANGE %
				< /P>
AVERAGE DAILY PRODUCTION
				< /P>
Oil (bbls/day)	2	3	(1)	-33%
Natural gas (mcf/day)	349	372	(23)	-6%
Barrels of oil equivalent (boe/day)	60	65	(5)	-7%

PROFITABILITY
				< /P>
Petroleum and natural gas revenue	$909,791	$878,287	31,504	4%
Net Revenue	909,791	878,287	31,504	4%
Production and operating costs	390,420	306,878	83,542	27%
Field netback	519,371	571,409	(52,038)	-9%
G&A	135,612	146,575	(10,963)	-7%
Income (loss) before depletion, amortization and income taxes	383,759	424,834	(41,075)	-9%
Depletion, depreciation and other charges	49,246	57,929	(8,683)	-15%
Future income taxes	-	-	-	0%
Net earnings from operations	$334,513	$366,905	(32,392)	-9%

PROFITABILITY PER BOE
				< /P>
Oil and gas revenue (average selling price)	41.43	37.02	4.41	12%
Production and operating costs	17.78	12.93	4.84	37%
Field netback ($/boe)	23.65	24.08	(0.43)	-2%
Net earnings ($/boe)	15.23	15.46	(0.23)	-2%
Income (loss) before depletion, amortization and income taxes ($/boe)	17.47	17.91	(0.43)	-2%

Years ended December 31, 2006 and 2005

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2006 increased to $909,791 from $878,287 for the comparable period ended December 31, 2005, an increase of 4%. While production of both oil and gas decreased increases in prices paid for energy is attributed to the increase in gross revenue. Gross production of oil for the twelve month period ended December 31, 2006 decreased to 612 bbls from 1,167 bbls for the twelve month period ended December 31, 2005, a decrease of 48%. Gross production of gas for twelve month period ended December 31, 2006 decreased to 127,562 MCF from 135,927 MCF for the twelve month period ended December 31, 2005, a decrease of 6%. The increase in oil and natural gas prices realized from $5.57 per MCFE in 2005 to $7.76 per MCFE in 2006 resulted in an increase in gross revenue over the periods. Allied anticipates that gross revenue will continue to increase as energy prices remain relatively consistent in combination with efforts to increase current production and acquire additional revenue producing properties.

Net Income

Net income after provision for income taxes for the twelve month period ended December 31, 2006 was $239,180 as compared to net income after provision for income taxes of $1,233,095 for the comparable period ended December 31, 2005, a decrease of 81%. The decrease in net income in the current annual period can be attributed to the recognition of a tax asset of $843,000 in 2005 since recent earnings have lead management to believe it is likely that existing tax assets will be realized.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2006 decreased to $135,612 from $146,575 for the comparable period ended December 31, 2005, a decrease of 7%. The decrease in general administrative expenses is primarily attributed to a decrease in travel expenses. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the annual periods ended December 31, 2006, and December 31, 2005 were $49,246 and $57,929 respectively.

Direct production expenses for the annual periods ended December 31, 2006, and December 31, 2005 were $390,420 and $306,878 respectively, an increase of 27%. Direct production expenses include the cost of maintaining the wells, a severance tax of 5% on gross production imposed by the State of West Virginia, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs can be attributed to an increase in maintenance costs from $125 per well to $175 per well over the comparative periods. Allied expects that direct production expenses will continue to increase over future periods as the age of our wells increase.

Income Tax Expense (Benefit)

As of December 31, 2006 Allied has a net operating loss (NOL) carry forwards of approximately $3,087,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

        Cash flow provided by operations for the twelve month period ended December 31, 2006 was $343,778 as compared to cash flow provided by operations of $245,237 for the comparable period ended December 31, 2005. The increase in cash flow provided by operations can be primarily attributed to a deferred tax asset of $125,000 in the current period. Allied expects to maintain cash flow provided by operations in future periods and believes that the results of operations for the year ended 2006 are indicative of future expectations of cash flow.

Cash flow used in investing activities for the twelve month period ended December 31, 2006 was $0 as compared to $0 for the year ended December 31, 2005. Allied expects that cash flow used in investing activities may increase in future periods as the company evaluates existing wells, identifies exploration opportunities and considers acquisitions.

Cash flow provided by financing was $0 for the year ended December 31, 2006 as compared to $0 for the year ended December 31, 2005.

Allied has a working capital surplus of $1,189,333 as of December 31, 2006 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2007. Allied had no lines of credit or other bank financing arrangements as of December 31, 2006. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. Allied has no defined benefit plan or contractual commitment with any of its officers or directors.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this report because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on Allied’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on Allied’s future reported financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Allied is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Allied is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

Allied’s financial statements for the fiscal year ended December 31, 2006 are attached hereto as pages F-1 through F-20.

ALLIED RESOURCES, INC.

FINANCIAL STATEMENTS

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc., as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.

Logan, Utah

April 5, 2007

                                             ALLIED RESOURCES, INC.
                                                 BALANCE SHEETS
                                           December 31, 2006 and 2005

                                ASSETS
                                                                                   2006                2005
                                                                             -----------------   -----------------
Current assets:
   Cash                                                                   $         1,107,191             763,435
   Accounts receivable                                                                 82,142             151,141
                                                                             -----------------   -----------------
      Total current assets                                                          1,189,333             914,576

Oil and gas properties (proven), net (successful
 efforts method)                                                                      563,605             612,851
Deferred tax asset                                                                  1,058,000           1,183,000
Deposits                                                                              612,973             473,716
                                                                             -----------------   -----------------
         Total assets                                                     $         3,423,911           3,184,143
                                                                             =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                       $                 -              12,507
                                                                             -----------------   -----------------

      Total current liabilities                                                             -              12,507
                                                                             -----------------   -----------------

Asset retirement obligation                                                           149,458             142,341
                                                                             -----------------   -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 5,653,011 and 5,666,691 issued and
   outstanding, respectively                                                            5,653               5,667
   Additional paid-in-capital                                                       9,723,302           9,717,288

   Accumulated other comprehensive income                                                   -                  22
   Accumulated deficit                                                            (6,454,502)         (6,693,682)
                                                                             -----------------   -----------------

         Total stockholders' equity                                                 3,274,453            3,029,295
                                                                             -----------------   -----------------

         Total liabilities and stockholders' equity                       $         3,423,911            3,184,143
                                                                             =================   =================

                                            See accompanying notes to financial statements

                                              ALLIED RESOURCES, INC
                                               STATEMENTS OF INCOME
                                      Years Ended December 31, 2006 and 2005

                                                                                   2006                 2005
                                                                             -----------------    -----------------

Oil and gas revenues                                                      $           909,791              878,287
                                                                             -----------------    -----------------

Operating expenses:

      Production costs                                                                390,420              306,878

      Depletion                                                                        49,246               57,929

      General and administrative expenses                                             135,612              146,575
                                                                             -----------------    -----------------

                                                                                      575,278              511,382
                                                                             -----------------    -----------------

           Income from operations                                                     334,513              366,905

Interest income                                                                        29,667               23,190
                                                                             -----------------    -----------------

           Income before provision for income taxes                                   364,180              390,095

Provision (benefit) for income taxes - deferred                                       125,000            (843,000)
                                                                             -----------------    -----------------

           Net income                                                     $           239,180            1,233,095
                                                                             =================    =================

Income per common share - basic and diluted                               $              0.04                 0.22
                                                                             =================    =================

Weighted average common shares - basic and diluted                                  5,654,000            5,667,000
                                                                             =================    =================

                                            See accompanying notes to financial statements

                                                                          ALLIED RESOURCES, INC.
                                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   Years Ended December 31, 2006 and 2005
                                                                                                                    Accumulated
                                                                                                                       Other                                      Total
                                                              Common Stock                   Additional            Comprehensive          Accumulated         Stockholders'
                                                    ---------------------------------
                                                       Shares             Amount          Paid-In-Capital          Income (Loss)            Deficit              Equity
                                                    --------------     --------------    -------------------     ------------------     ----------------     ----------------
Balance at January 1, 2005                              5,666,691   $                             9,717,288                                 (7,926,777)            1,796,094
                                                                               5,667                                          (84)

Comprehensive income:
                                                                                                                                              1,233,095            1,233,095
   Net income                                                   -                  -                      -                      -
   Other comprehensive income - foreign

     currency translation adjustment                            -                  -                      -                    106                    -                  106
                                                                                                                                                             ----------------
   Total comprehensive income                                                                                                                                      1,233,201
                                                                                                                                                             ================

                                                                                                                                                                                                                                --------------     --------------    -------------------     ------------------     ----------------     ----------------
Balance at December 31, 2005                            5,666,691                                 9,717,288                                 (6,693,682)            3,029,295
                                                                               5,667                                            22

                                                           20,000
Issuance of common stock for services                                             20                  5,980                      -                    -                6,000

                                                         (33,680)
Cancellation of common stock                                                    (34)                     34                      -                    -                    -

Comprehensive income:
                                                                                                                                                239,180              239,180
   Net income                                                   -                  -                      -                      -
   Other comprehensive income - foreign

     currency translation adjustment                            -                  -                      -                   (22)                    -                 (22)
                                                                                                                                                             ----------------
   Total comprehensive income                                                                                                                                        239,158
                                                                                                                                                             ================

                                                                                                                                                                                                                                --------------     --------------    -------------------     ------------------     ----------------     ----------------
Balance at December 31, 2006                            5,653,011   $          5,653        $     9,723,302   $                 -       $   (6,454,502)   $        3,274,453

                                                    ==============     ==============    ===================     ==================     ================     ================
                                            See accompanying notes to financial statements

                                              ALLIED RESOURCES, INC
                                            STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 2006 and 2005

                                                                                  2006                 2005
                                                                            -----------------    -----------------
Cash flows from operating activities:

Net income                                                               $            239,180            1,233,095
   Adjustments to reconcile net income to net cash
    provided by operating activities:

      Depletion and amortization                                                       49,246               57,929

      Accretion expense                                                                 7,117                6,778

      Deferred tax asset                                                              125,000            (843,000)

      Stock compensation expense                                                        6,000                    -
      (Increase) decrease in:

         Accounts receivable                                                           68,999             (63,651)
         Deposits                                                                   (139,257)            (158,421)
      Increase (decrease) in:

         Accounts payable                                                            (12,507)               12,507
                                                                            -----------------    -----------------

           Net cash provided by operating activities                                  343,778              245,237
                                                                            -----------------    -----------------

Cash flows from investing activities:                                                       -                    -
                                                                            -----------------    -----------------

Cash flows from financing activities:                                                       -                    -
                                                                            -----------------    -----------------

Change in accumulated other comprehensive income                                         (22)                  106
                                                                            -----------------    -----------------

           Net increase in cash                                                       343,756              245,343

Cash, beginning of year                                                               763,435              518,092
                                                                            -----------------    -----------------

Cash, end of year                                                        $          1,107,191              763,435
                                                                            =================    =================

                                            See accompanying notes to financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. At December 31, 2006 and 2005, the Company’s accounts receivable include significant balances owed by Allstate Energy Corporation (see Note 9).

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

DECEMBER 31, 2006 AND 2005

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

DECEMBER 31, 2006 AND 2005

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

DECEMBER 31, 2006 AND 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

Note 2 – Oil and Gas Properties

Oil and gas properties consists of the following:
                                                                                      2006               2005

         Oil and gas properties (successful efforts method)                  $       7,678,346         7,678,346
         Capitalized costs related to asset retirement obligation                       89,499            89,499

                                                                                     7,767,845         7,767,845
         Less accumulated depreciation, depletion and
           amortization                                                             (7,204,240)       (7,154,994)

                                                                             $         563,605           612,851

Note 3 – Deposits

The Company has an operating agreement with the operator of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2006 and 2005 amounts on deposit was approximately $613,000 and $474,000, respectively.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

                                                                                      2006               2005

         Balance at beginning of year                                        $         142,341           135,563
         Accretion expense                                                               7,117             6,778

         Balance at end of year                                              $         149,458           142,341

Note 5 - Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                        2006              2005

         Federal income tax at statutory rate                                $         124,000           133,000
         Change in valuation allowance                                                       -          (978,000)
         Other                                                                           1,000             2,000
                                                                             $         125,000          (843,000)

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Note 5 – Income Taxes (continued)

Deferred tax assets are comprised of the following:
                                                                                      2006               2005

         Net operating loss carryforwards                                    $       1,050,000         1,166,000
         Asset retirement obligation                                                    32,000            29,000
         Depletion and amortization                                                    (24,000)          (12,000)

                                                                             $       1,058,000         1,183,000

As of December 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $3,087,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforward, which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

              Year Generated                       Amount                  Year of Expiration

                   1994                    $         57,000                       2009
                   1995                             696,000                       2010
                   1996                             162,000                       2011
                   1998                             110,000                       2018
                   1999                           1,980,000                       2019
                   2001                               4,000                       2021
                   2002                              78,000                       2022

                                           $      3,087,000

Note 6 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease required monthly payments of $750. Effective January 1, 2006, the monthly payments increased to $1,000. The Company incurred rent expense of approximately $12,000 and $9,000 during the years ended December 31, 2006 and 2005, respectively.

The Company has a consulting agreement with its CEO to provided management services. The agreement requires monthly payments of $6,000. The Company incurred management and consulting fees of approximately $72,000 and $60,000 during the years ended December 31, 2006 and 2005, respectively.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2006 and 2005.

Note 8 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

Note 9 – Commitments and Contingencies

Oil and Gas Operating Agreement

During the years ended December 31, 2006 and 2005, the Company incurred fees and production expenses totaling approximately $383,000 and $300,000, respectively, to Allstate Energy Corporation, which is the operator of the Company’s oil and gas wells.

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Note 11 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for the Company starting in First Quarter 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the financial statements.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2006 AND 2005

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                    December 31,
                                                                               2006               2005

Proved oil and gas properties and related equipment                    $     7,678,346           7,678,346
Unproved oil and gas properties                                                   -                  -
Asset retirement obligation                                                     89,499              89,499

         Subtotal                                                            7,767,845           7,767,845

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                   (7,204,240)         (7,154,994)

                                                                       $       563,605             612,851

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2006 AND 2005

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                                                      December 31,
                                                                                2006               2005
Acquisition of properties:
        Proved                                                           $        -                  -
        Unproved                                                         $        -                  -
Exploration costs                                                        $        -                  -
Development costs                                                        $        -                  -

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2006 AND 2005

Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      December 31,
                                                                                2006               2005

Oil and gas - sales                                                    $       909,791             878,287
Production costs net of reimbursements                                        (390,420)           (306,878)
Exploration costs                                                                 -                  -
Depreciation, depletion and amortization
   and valuation provisions                                                    (49,246)            (57,929)

Net income before income taxes                                                 470,125             513,480

Income tax expense (benefit)                                                   160,000            (843,000)

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                     $       310,125           1,356,480

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2006 AND 2005

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                                Years Ended December 31,
                                                                          2006                           2005
                                                                     Oil           Gas             Oil            Gas
                                                                  (bbls)          (mcf)          (bbls)          (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                                  5,784      1,564,580           2,878      1,286,432
  Revision in previous estimates                                        92        121,421           4,073        414,075
  Discoveries and extension                                              -              -               -              -
  Purchase in place                                                      -              -               -              -
  Production                                                         (612)      (127,562)         (1,167)      (135,927)
  Sales in place                                                         -              -               -              -

  End of year                                                       5,264       1,558,439           5,784      1,564,580

        All of the Company’s reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2006 AND 2005

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)
                                                                                     Years Ended
                                                                                    December 31,
                                                                               2006               2005

Future cash inflows                                                    $    12,901,000          15,595,000
Future production and development costs                                     (6,601,000)         (6,351,000)
Future income tax expenses                                                  (2,142,000)         (3,143,000)

                                                                             4,158,000           6,101,000

10% annual discount for estimated timing of cash flows                      (2,330,000)         (3,365,000)

Standardized measure of discounted future net cash flows               $     1,828,000           2,736,000

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

DECEMBER 31, 2006 AND 2005

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

                                                                                     Years Ended
                                                                                    December 31,
                                                                               2006               2005

Balance, beginning of year                                             $     2,736,000           1,318,000
Sales of oil and gas produced net of production costs                         (516,000)           (827,000)
Net changes in prices and production costs                                  (1,082,000)         (3,144,000)
Extensions and discoveries, less related costs                                   -                  -
Purchase and sales of minerals in place                                          -                  -
Revisions of estimated development costs                                         -                  -
Revisions of previous quantity estimate                                        977,000           4,311,000
Accretion of discount                                                          273,000             132,000
Net changes in income taxes                                                   (560,000)            946,000

Balance, end of year                                                   $     1,828,000           2,736,000

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Allied’s officers and directors as of April 5, 2007, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

NAME	AGE	POSITION
Ruairidh Campbell	43	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Ed Haidenthaller	43	Director
Paul Crow	60	Director, Secretary

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

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: Montana Mining Corp., a mineral resource exploration company from December 1999 to present (president, chief financial officer, director), Star Energy Corporation an oil and gas production company from December 1999 to October 2006 (chief financial officer, director), InvestNet, Inc. a mineral resource exploration company from February 2000 to March 2004 (president, chief financial officer until December 2003, director until March 2004), and NovaMed, Inc. a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director).

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

Mr. Haidenthaller graduated from Weber State University with a Bachelor of Science in Finance and then from the University of Utah with a Masters of Business Administration. He is actively involved in the financial services industry. Mr. Haidenthaller worked as the comptroller for Transportation Specialists Insurance Agency (a division of Flying J, Inc.) from October 2002 until June 2003, as the chief financial officer of Axia Group, Inc., a public company involved in business consulting and real estate from May of 2000 until September of 2002 and as assistant controller of the brokerage division of Wells Fargo Bank from May 1999 until April of 2000. Mr. Haidenthaller has operated his own consulting organization, Strategic Funding Consultants, LLC. working with start up and small businesses to develop business strategies, assist in obtaining funding and providing general consulting services related to Sarbanes-Oxley compliance and other Commission matters. Since February 2005, Mr. Haidenthaller has been employed as a managing site director for Jefferson Wells International, a multi-national firm specializing in internal audit, tax compliance, financial operations support, and technology risk management.

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

Mr. Crow graduated from the University of Utah with a Bachelor of Science in Accounting. Mr. Crow’s prior experience includes work as a business consultant to Axia Group, Inc., a public company involved in business consulting and real estate from April 2002 until September 2003 and as a library supervisor with the University of Utah from March 1996 until March of 2002. Currently, Mr. Crow operates his own Edgar preparation and filing business working with private and public businesses to provide general consulting services related to Sarbanes-Oxley compliance and other Commission disclosure requirements.

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

Compensation Committee

Allied has not formed a compensation committee.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of Allied’s compensation program is to provide compensation for services rendered by our sole executive officer. Allied’s single salary is designed to retain the services of our executive officer. Salary is currently the only type of compensation used in our compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell, CEO, CFO, PAO and director	2006 2005 2004	72,000 60,000 36,000	- - -	- - -	- - -	- - -	- - -	12,000* 9,000* 9,000*	84,000 69,000 45,000

*Amount paid to Mr. Campbell or company related to Mr. Campbell for the provision of office space and facilities.

Allied has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does Allied have any “Post Employment Payments” to report.

Compensation of Directors

Allied’s non-executive independent directors were compensated with ten thousand (10,000) shares of common stock each for their services as directors in 2006. Directors are not reimbursed for out-of-pocket costs incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Allied as of April 5, 2007, by each shareholder who is known by Allied to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. Allied has 5,653,011 shares issued and outstanding as of April 5, 2007.

Title of Class	Name and Address of Beneficial Ownership	Amount	Percent of Class %
Common Stock	Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	1,530,000	27.1
Common Stock	Ed Haidenthaller 1193 East 800 North, Layton, Utah 84040	10,000	<1.0
Common Stock	Paul Crow 1185 East 5840 South, Salt Lake City, Utah 84121	10,000	<1.0
Common Stock	All Executive Officers and Directors as a Group (3)	1,550,000	27.4

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

On January 1, 2003, Allied entered into a month to month leasing arrangement with Allied’s chief executive officer, for the use of office space in exchange for $750 a month. Effective January 1, 2006 the expense was increased to $1,000 per month pursuant to this arrangement.

On June 6, 1998, Allied entered into a month to month consulting agreement with Mr. Campbell, our chief executive officer and a director, to provide management services in exchange for $2,000 a month. Effective July 1, 2004, the expense was increased to $4,000 a month. Effective July 1, 2005, the expense was increased to $6,000 per month pursuant to this agreement.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 27 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $25,000 and $20,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2006 and 2005 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Allied fees of $3,000 in 2006 and $1,200 in 2005 for professional services rendered in connection with the preparation of Allied's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Allied no fees in each of 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to the Allied by Jones Simkins, P.C. as detailed above, were pre-approved by the Allied’s audit committee. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April 2007.

ALLIED RESOURCES, INC. /s/ Ruairidh Campbell Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ruairidh Campbell Ruairidh Campbell	Director	April 5, 2007
/s/ Ed Haidenthaller Ed Haidenthaller	Director	April 5, 2007
/s/ Paul Crow Paul Crow	Director	April 5, 2007

INDEX TO EXHIBITS

EXHIBITt NO.	PAGE NO.	DESCRIPTION
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14	*	Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-KSB filed on May 26, 2004).
31	Attached

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