Form 10QSB
period 2007-03-31
ALLIED RESOURCES INC
filed 2007-05-15
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 .

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 15, 2007 was 5,653,011.

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

                                             ALLIED RESOURCES, INC.
                                                 BALANCE SHEETS

                                ASSETS                                          March 31,          December 31,
                                                                                  2007                 2006
                                                                               (Unaudited)          (Audited)
                                                                             ----------------    -----------------
Current assets:
   Cash                                                                   $        1,107,219            1,107,191
   Accounts receivable                                                               134,991               82,142
                                                                             ----------------    -----------------
      Total current assets                                                         1,242,210            1,189,333

Oil and gas properties (proven), net (successful
 efforts method)                                                                     553,826              563,605
Deferred tax asset                                                                 1,047,000            1,058,000
Deposits                                                                             636,937              612,973
                                                                             ----------------    -----------------

         Total assets                                                     $        3,479,973            3,423,911
                                                                             ================    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                       $           29,392                    -
                                                                             ----------------    -----------------
      Total current liabilities
                                                                                      29,392                    -

Asset retirement obligation                                                          151,327              149,458

Accrued tax liabilities                                                               60,000                    -
                                                                             ----------------    -----------------

     Total liabilities                                                               211,327              149,458
                                                                             ----------------    -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 5,653,011 issued and outstanding                                       5,653                5,653

   Additional paid-in-capital                                                      9,723,302            9,723,302
   Accumulated deficit                                                           (6,489,701)          (6,454,502)
                                                                             ----------------    -----------------

         Total stockholders' equity                                                3,239,254            3,274,453
                                                                             ----------------    -----------------
         Total liabilities and stockholders' equity                       $
                                                                                   3,479,973            3,423,911
                                                                             ================    =================
                              The accompanying notes are an integral part of these financial statements.

                                             ALLIED RESOURCES, INC
                                     UNAUDITED CONDENSED STATEMENTS OF INCOME
                                    Three Months Ended March 31, 2007 and 2006

                                                                                   2007                 2006
                                                                              ----------------    -----------------

Oil and gas revenues                                                      $           163,377              237,634
                                                                              ----------------    -----------------

Operating expenses:

      Production costs                                                                 93,030               94,337

      Depletion                                                                         9,779               11,390

      General and administrative expenses                                              38,382               54,133
                                                                              ----------------    -----------------

                                                                                      141,191              159,860
                                                                              ----------------    -----------------

           Income from operations                                                      22,186               77,774

Interest income                                                                        13,615                7,338
                                                                              ----------------    -----------------

           Income before provision for income taxes                                    35,801               85,112

Provision for income taxes - deferred                                                  11,000               28,000
                                                                              ----------------    -----------------

           Net income                                                     $            24,801               57,112
                                                                              ================    =================

Income per common share - basic and diluted                               $                 -                 0.01
                                                                              ================    =================

Weighted average common shares - basic and diluted                                  5,653,000            5,657,000
                                                                              ================    =================

                              The accompanying notes are an integral part of these financial statements.

                                             ALLIED RESOURCES, INC
                                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   Three Months Ended March 31, 2007 and 2006

                                                                                  2007                 2006
                                                                            -----------------    -----------------
Cash flows from operating activities:

Net income                                                               $             24,801               57,112
   Adjustments to reconcile net income to net cash
    provided by operating activities:

      Depletion and amortization                                                        9,779               11,390

      Accretion expense                                                                 1,869                1,780

      Deferred tax asset                                                               11,000               28,000

      Stock compensation expense                                                            -                6,000
      (Increase) decrease in:

         Accounts receivable                                                         (52,849)               42,612

         Deposits                                                                    (23,964)             (39,523)
      Increase (decrease) in:

         Accounts payable                                                              29,392               14,650
                                                                            -----------------    -----------------

           Net cash provided by operating activities                                       28              122,021
                                                                            -----------------    -----------------

Cash flows from investing activities:                                                       -                    -
                                                                            -----------------    -----------------

Cash flows from financing activities:                                                       -                    -
                                                                            -----------------    -----------------

Change in accumulated other comprehensive income                                            -                    1
                                                                            -----------------    -----------------

           Net increase in cash                                                            28              122,022

Cash, beginning of period                                                           1,107,191              763,435
                                                                            -----------------    -----------------

Cash, end of period                                                      $          1,107,219              885,457
                                                                            =================    =================

                              The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

        March 31, 2007

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Income Tax Liabilities

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification and interest and penalties related to income taxes. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $60,000 of accrued tax liabilities in our balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of accumulated deficit.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as an other expense. The Company had $10,000 for the payment of interest and penalties accrued at March 31, 2007.

Note 4 – Supplemental Cash Flow Information

During the three months ended March 31, 2007, the Company increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48 (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. Allied’s fiscal year end is December 31.

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

Results of Operations

During the period from January 1, 2007 through March 31, 2007, Allied has been engaged in overseeing the operation of our oil and gas assets by an independent operator, Allstate Energy Corporation.

THREE MONTHS ENDED MARCH 31	2007	2006	CHANGE #	CHANGE %
				< /P>
AVERAGE DAILY PRODUCTION
				< /P>
Oil (bbls/day)	-	2	(2)	-100%
Natural gas (mcf/day)	310	323	(13)	-4%
Barrels of oil equivalent (boe/day)	52	56	(4)	-7%

PROFITABILITY
				< /P>
Petroleum and natural gas revenue	$163,377	$237,634	(74,257)	-31%
Net Revenue	163,377	237,634	(74,257)	-31%
Production and operating costs	93,030	94,337	(1,307)	-1%
Field netback	70,347	143,297	(72,950)	-51%
G&A	38,382	54,133	(15,751)	-29%
Net cash flow from operations	31,965	89,164	(57,199)	-64%
Depletion, depreciation and other charges	9,779	11,390	(1,611)	-14%
Future income taxes	-	-	-	0%
Net earnings from operations	$22,186	$77,774	(55,588)	-71%

PROFITABILITY PER BOE
				< /P>
Oil and gas revenue (average selling price)	35.13	47.29	(12.16)	-26%
Production and operating costs	20.01	18.77	1.23	7%
Field netback ($/boe)	15.13	28.52	(13.39)	-47%
Net earnings ($/boe)	4.77	15.48	(10.71)	-69%
Cash flow from operations ($/boe)	6.87	17.74	(10.87)	-61%

Revenue

Revenue for the three months ended March 31, 2007 decreased to $163,377 from $237,634 for the three month period ended March 31, 2006, a decrease of 31%. The decrease in revenue over the three month comparative periods is attributed to a decline in production and a decrease in energy prices. Allied anticipates that increases or decreases in revenue in future periods will remain substantially dependent on production levels and the market price for oil and gas.

Income

Net income for the three months ended March 31, 2007 decreased to $24,801 from $57,112 for the three month period ended March 31, 2006, a decrease of 57%. The decrease in net income over the three month comparative periods was due to the decrease in revenue in the current period. Allied anticipates that net income will increase over future periods with an increase in revenue.

Expenses

General and administrative expenses for the three months ended March 31, 2007, decreased to $38,382 from $54,133 for the three month period ended March 31, 2006, a decrease of 29%. The decrease in general and administrative expenses over the three month comparative periods can be attributed to a decrease in professional fees. Allied anticipates that general and administrative expenses in future periods will remain relatively consistent.

Direct production costs for the three months ended March 31, 2007 decreased to $93,030 from $94,337 for the three month period ended March 31, 2006, a decrease of 1%. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. Allied expects that direct production costs will increase over future periods as costs associated with maintaining the wells increases over time.

Depletion expenses for the three months ended March 31, 2007 and March 31, 2006 were $9,779 and $11,390 respectively. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

Income Tax Expense (Benefit)

Allied has an income tax benefit resulting from prior net operating losses which may be used to offset current operating profits. As of December 31, 2006 Allied had net operating loss (NOL) carry-forwards of approximately $3,087,000. Should substantial changes in Allied’s ownership occur there would be an annual limitation on the amount of NOL carry-forward, which could be utilized. Further, the ultimate realization of these carry-forwards will be due, in part, on the tax law in effect at the time of the anticipated benefit which cannot be definitively determined based on future events.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years most significantly in relation to increased production and maintenance costs. Allied expects to offset inflationary increases in production and maintenance costs by improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $28 for the three months ended March 31, 2007, as compared to cash flow provided by operations of $122,021 for the three months ended March 31, 2006. The decrease in cash flow provided by operations over the comparative periods can be primarily attributed to the decrease in net income and an increase in amounts receivable. Allied expects to continue to realize cash flow produced by operations in future periods.

Cash flow used in investing activities was $0 for the three months ended March 31, 2007 and $0 for the three months ended March 31, 2006. We are currently reevaluating our existing wells which may lead to a decision to invest capital into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling, we would then expect to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $0 for the three months ended March 31, 2007 and $0 for the three months ended March 31, 2006.

Allied has a working capital surplus of $1,212,818 as of March 31, 2007 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment and has no current intention to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB due to certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,489,701 at March 31, 2007. Although we have recorded a net income of $24,801 for the period ended March 31, 2007, we may incur operating losses in the future as revenues may continue to decline from depleted oil and gas resources, in addition expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

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

ITEM 3. CONTROLS AND PROCEDURES

Allied’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for Allied.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May 2007.

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