Form 10QSB
period 2007-06-30
ALLIED RESOURCES INC
filed 2007-08-14
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007 .

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

Yes                  No    X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 14, 2007 was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
ASSETS	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash	$996,165	1,107,191
Accounts receivable	101,842	82,142

Total current assets	1,098,007	1,189,333

Oil and gas properties (proven), net (successful
efforts method)	723,551	563,605
Deferred tax asset	1,023,000	1,058,000
Deposits	665,565	612,973

Total assets	$3,510,123	3,423,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,365	-

Total current liabilities	5,365	-

Asset retirement obligation	153,195	149,458
Accrued tax liabilities	60,000	-

Total liabilities	213,195	149,458

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in-capital	9,723,302	9,723,302
Accumulated deficit	(6,437,392)	(6,454,502)
Total stockholders' equity	3,291,563	3,274,453

Total liabilities and stockholders' equity	$3,510,123	3,423,911

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF INCOME
Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Oil and gas revenues	$226,915	251,897	390,292	489,531

Operating expenses:
Production costs	119,933	109,458	212,963	203,795
Depletion	10,375	13,323	20,154	24,713
General and administrative expenses	35,109	26,702	73,491	80,835

	165,417	149,483	306,608	309,343

Income from operations	61,498	102,414	83,684	180,188

Interest income	14,811	7,432	28,426	14,770

Income before provision
for income taxes	76,309	109,846	112,110	194,958

Provision for income taxes - deferred	24,000	38,000	35,000	66,000

Net income	$52,309	71,846	77,110	128,958

Income per common share -
basic and diluted	$0.01	0.01	0.01	0.02

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,655,000

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$77,110	128,958
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	20,154	24,713
Accretion expense	3,737	3,559
Deferred tax asset	35,000	66,000
Stock compensation expense	-	6,000
(Increase) decrease in:
Accounts receivable	(19,700)	12,093
Deposits	(52,592)	(79,390)
Increase (decrease) in:
Accounts payable	5,365	(6,507)

Net cash provided by operating activities	69,074	155,426

Cash flows from investing activities:
Purchase of oil and gas properties	(180,100)	-

Net cash used in investing activities	(180,100)	-

Cash flows from financing activities:	-	-

Change in accumulated other comprehensive income	-	34

Net increase (decrease) in cash	(111,026)	155,460

Cash, beginning of period	1,107,191	763,435

Cash, end of period	$996,165	918,895

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2007

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as an other expense. The Company had $10,000 for the payment of interest and penalties accrued at June 30, 2007.

Note 4 – Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48 (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia and Goliad County, Texas. Allied owns working interests varying from 18.75% to 75% and net revenue interest varying from 3.938% to 65.625%, after deduction of royalties, in a total of 146 wells on several leases.

Discussion and Analysis

Allied’s intends to utilize net cash flow from operations to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is now under consideration. Allied is also intend on pursuing selective non-operated acquisitions of additional oil or gas producing properties. On May 24, 2006 we announced the acquisition of a non-operated 5.4221% working interest, net royalty interest of 3.9388%, in the Harper #2 well located within the Ramon Musquiz Survey, A-29, in Goliad, Texas. The Harper #2 well is operated by Hankey Oil Company of Houston, Texas and currently produces 1076 STBO and 30,402 MCFG per month from the Wilcox formation. The acquisition was effective on May 1, 2007.

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

Allied’s financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can future decreases in production. Allied’s continued success will depend on the level of oil and natural gas prices and the quantity of our production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to continued operations. Unless Allied obtains additional reserves, the current decline in production will lead to a significant reduction in revenue.

Results of Operations

During the period from January 1, 2007 through June 30, 2007, Allied was engaged in overseeing the operation of our oil and gas assets by independent operators, Allstate Energy Corporation and Hankey Oil Company.

SIX Months Ended JUNE 30	2007	2006	Change #	Change %

Average Daily Production

Oil (bbls/day)	2	2	(0)	0%
Natural gas (mcf/day)	306	349	(43)	-12%
Barrels of oil equivalent (boe/day)	53	60	(7)	-12%

Profitability

Petroleum and natural gas revenue	$390,292	$489,531	(99,239)	-20%
Net Revenue	390,232	489,531	(99,239)	-20%
Production and operating costs	212,963	203,795	(9,168)	4%
Field netback	177,329	285,736	(108,407)	-38%
G&A	73,491	80,835	(7,344)	-9%
Net cash flow from operations	103,838	204,901	(101,063)	-49%
Depletion, depreciation and other charges	20,154	24,273	(4,559)	-18%
Future income taxes	-	-	-	0%
Net earnings from operations	$83,684	$180,188	(96,504)	-54%

Profitability per BOE

Oil and gas revenue (average selling price)	40.69	44.95	(4,27)	-9%
Production and operating costs	22.20	18.71	3.49	19%
Field netback ($/boe)	18.49	26.24	(7.75)	-30%
Net earnings ($/boe)	8.72	16.55	(7.82)	-47%
Cash flow from operations ($/boe)	10.82	18.82	(7.99)	-42%

Revenue

Revenue for the three months ended June 30, 2007 decreased to $226,915 from $251,897 for the three month period ended June 30, 2006, a decrease of 10%. Revenue for the six month ended June 30. 2007 decreased to $390,292 from $489,531 for the six month period ended June 30, 2006 a decrease of 20%. The decrease in revenues over the six month comparative periods is attributed to a decline in production and a fall in natural gas prices. Allied anticipates that future increases or decreases in revenue will remain dependent on production levels and the market price for oil and gas products.

Income

Net income for the three months ended June 30, 2007 decreased to $52,309 from $71,846 for the three month period ended June 30, 2006, a decrease of 27%. Net income for the six months ended June 30. 2007 decreased to $77,110 from $128,958, a decrease of 40%. The decrease in net income over the six month comparative periods was due to the decrease in revenue and an increase in production costs over the current six month period. Allied anticipates that net income will increase over future periods in the event that revenue increases and production costs remain relatively constant. Otherwise, net income is likely to continue to decline.

Expenses

General and administrative expenses for the three months ended June 30, 2007, increased to $35,109 from $26,702 for the three month period ended June 30, 2006, an increase of 31%. General and administrative expenses for the six months ended June 30, 2006 decreased to $73,491 from $80,835 for the six month period ended June 30, 2006, a decrease of 9%. The decrease in general and administrative expenses over the six month comparative periods can be attributed to a decrease in professional fees. Allied anticipates that general and administrative expenses in future periods will remain relatively consistent.

Direct production costs for the three months ended June 30, 2007 increased to $119,933 from $109,458 for the three month period ended June 30, 2006, an increase of 10%. Direct production costs for the six months ended June 30, 2007 increased to $212,963 from $203,795 for the six month period ended June 30, 2006, an increase of 4%. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. Allied expects that direct production costs will increase over future periods as costs associated with maintaining the wells increases over time.

Depletion expenses for the three months ended June 30, 2007 and June 30, 2006 were $10,375 and $13,323 respectively. Depletion expenses for the six months ended June 30, 2007 and June 30, 2006 were $20,154 and $24,713 respectively. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

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

Capital Expenditures

Allied made a significant capital expenditures on property or equipment for the six month periods ended June 30, 2007 or 2006 on acquiring a working and revenue interest in the Harper #2 Well located in Goliad County, Texas for $180,000.

Liquidity and Capital Resources

Cash flow provided by operations was $69,074 for the six months ended June 30, 2007, as compared to cash flow provided by operations of $155,426 for the six months ended June 30, 2006. The decrease in cash flow provided by operations over the comparative periods can be primarily attributed to the decrease in net income and an increase in amounts receivable. Allied expects to continue to realize cash flow provided by operations in future periods.

Cash flow used in investing activities was $180,100 for the six months ended June 30, 2007 and $0 for the six months ended June 30, 2006. Cash flow used in investing activities in the current six month period can be attributed to the acquisition of a working and revenue interest in the Harper #2 Well located in Goliad County, Texas. Further, we are currently reevaluating our existing wells which may lead to a decision to invest cash into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling or acquire additional producing properties, we would then expect to use cash flow in investing activities.

Cash flow provided by financing activities was $0 for the six months ended June 30, 2007 and $0 for the six months ended June 30, 2006.

Allied had a working capital surplus of $1,092,642 as of June 30, 2007 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment and has no current intention to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,437,392 at June 30, 2007. Although we have recorded a net income of $52,309 for the three month period ended June 30, 2007, we may incur operating losses in the future as revenues may continue to decline from depleted oil and gas resources, in addition expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

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

The results of our operations are wholly dependent on the production and maintenance efforts of independent operators.

The operation and maintenance of our oil and natural gas operations is wholly dependent on independent local operators. While the services provided by operators of our properties in the past have proven adequate for the successful operation of our oil and natural gas wells, the fact that we are dependent on operations of a third party to produce revenue from our assets could restrict our ability to continue generating a net profit on operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to our financial statements for the year ended December 31, 2006, Allied (i) follows the successful efforts method of accounting for the costs of our oil and gas properties, (ii) amortizes such costs using the units of production method and, (iii) evaluates our proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on Allied’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on Allied’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FSAB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. Allied has filed income tax returns in the U.S. federal jurisdiction and in certain states. Allied is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. Allied adopted the provisions of FIN 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on Allied's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on Allied's future reported financial position or results of operations.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August 2007.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell
Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14	*	Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-KSB filed on May 26, 2004).
31	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to to Section 302 of the Sarbanes-Oxley Act of 2002
32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.