Form 10QSB
period 2007-09-30
ALLIED RESOURCES INC
filed 2007-11-14
CIK 1211524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to ________.

Commission file number: 000-31390

ALLIED RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	55-0608764 (I.R.S. Employer Identification No.)

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

Yes	X	No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of November 14, 2007 was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
ASSETS	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash	$718,594	1,107,191
Accounts receivable	91,575	82,142

Total current assets	810,169	1,189,333

Oil and gas properties (proven), net (successful
efforts method)	1,043,380	563,605
Deferred tax asset	996,000	1,058,000
Deposits	692,511	612,973

Total assets	$3,542,060	3,423,911

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,089	-
Accrued liabilities	16,800	-

Total current liabilities	26,889	-

Asset retirement obligation	155,063	149,458
Accrued tax liabilities	40,000	-

Total liabilities	195,063	149,458

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in-capital	9,723,302	9,723,302
Accumulated deficit	(6,408,847)	(6,454,502)
Total stockholders' equity	3,320,108	3,274,453

Total liabilities and stockholders' equity	$3,542,060	3,423,911

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Oil and gas revenues	$221,037	197,015	611,329	686,546

Operating expenses:
Production costs	114,178	85,952	327,141	289,747
Depletion	10,276	12,004	30,430	36,717
General and administrative expenses	52,636	28,878	126,127	109,713

	177,090	126,834	483,698	436,177

Income from operations	43,947	70,181	127,631	250,369

Interest income	11,598	9,154	40,024	23,924

Income before provision
for income taxes	55,545	79,335	167,655	274,293

Provision for income taxes - deferred	27,000	28,000	62,000	94,000

Net income	$28,545	51,335	105,655	180,293

Income per common share -
basic and diluted	$0.01	0.01	0.02	0.03

Weighted average common shares – basis and diluted	5,653,000	5,653,000	5,653,000	5,654,000

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$105,655	180,293
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	30,430	36,717
Accretion expense	5,605	5,338
Deferred tax asset	62,000	94,000
Stock compensation expense	-	6,000
(Increase) decrease in:
Accounts receivable	(9,433)	62,658
Deposits	(79,538)	(111,301)
Increase (decrease) in:
Accounts payable	10,089	(6,507)
Accrued liabilities	16,800	-
Accrued tax liabilities	(20,000)	-

Net cash provided by operating activities	121,608	267,198

Cash flows from investing activities:
Purchase of oil and gas properties	(510,205)	-

Net cash used in investing activities	(510,205)	-

Cash flows from financing activities:	-	-

Change in accumulated other comprehensive income	-	809

Net increase (decrease) in cash	(388,597)	268,007

Cash, beginning of period	1,107,191	763,435

Cash, end of period	$718,594	1,031,442

The accompanying notes are an integral part of these financial statements.

ALLIED RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2007

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

Note 3 – Income Tax Liabilities

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification and interest and penalties related to income taxes. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $60,000 of accrued tax liabilities in the balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of accumulated deficit.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as an other expense. The Company had $10,000 for the payment of interest and penalties accrued at September 30, 2007.

During the three months ended September 30, 2007, the Company settled a portion of its accrued tax liability for $20,000.

Note 4 – Supplemental Cash Flow Information

During the nine months ended September 30, 2007, the Company increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48 (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

General

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie counties, West Virginia and Goliad, Edwards and Jackson Counties, Texas. Allied owns working interests varying from 3.73% to 75% and net revenue interests varying from 2.68% to 65.63%, after deduction of royalties, in a total of 158 wells on several leases.

Discussion and Analysis

Allied’s intends to utilize net cash flow from operations to continue to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is now under consideration. Allied also intends to continue to expand non-operated acquisitions of additional oil or gas producing properties.

Recent Acquisitions

▪

Effective May 1, 2007 we acquired a non-operated 5.4221% working interest and net royalty interest of 3.9388%, in the Harper #2 well located within the Ramon Musquiz Survey, A-29, in Goliad, Texas. The Harper #2 well is operated by Hankey Oil Company of Houston, Texas and currently produces 1076 STBO and 30,402 MCFG per month from the Wilcox formation.

▪

Effective August 1, 2007 we acquired a non-operated 5.4375% working interest and various net revenue interests ranging from 4.2275% to 4.2325% in ten properties located in Sections 24, 41, 42 and 46 of the CCSD & RGNG RR Co. Survey, Edwards County Texas. The properties are operated by Marshall & Winston, Inc. of Midland, Texas and currently produce 16 STBO and 37,320 MCFG per month in the Frances Hill (Penn Lower) field from the Canyon Sands formation.

▪

Effective October 1, 2007 we acquired a non-operated 3.73% working interest and a 2.68% net revenue interest in the Williams #1 well located within the John Alley Survey, A-3, Jackson County, Texas. The Williams #1 well is operated by Magnum Producing, LP of Corpus Christi, Texas and currently produces 1290 STBO and 8,580 MCFG per month from the Wilcox formation.

▪

Effective October 1, 2007 we acquired a a non-operated 21% working interest and a 12.75% net revenue interest in the Brinkoeter #4 well located within the V. Ramos Survey, A-241, Goliad County, Texas. The Brinkoeter #4 well is operated by Marquee Corporation of Houston, Texas and currently produces 1,800 STBO and 600 MCFG per month from the Massive formation.

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

Results of Operations

During the period from January 1, 2007 through September 30, 2007, Allied was engaged in overseeing the operation of our oil and gas assets by independent operators.

Number of days in period	272
Oil Production (bbls)	518.64
Gas Production (mcf)	83,911.88

Nine Months Ended September 30	2007	2006	Change #	Change %

Average Daily Production

Oil (bbls/day)	2	1	1	100%
Natural gas (mcf/day)	308	353	(45)	-13%
Barrels of oil equivalent (boe/day)	53	60	(7)	-11%

Profitability

Petroleum and natural gas revenue	$611,329	$686,546	(75,217)	-11%
Net Revenue	611,329	686,546	(75,217)	-11%
Production and operating costs	327,141	289,747	(37,394)	13%
Field netback	284,188	396,799	16,414	15%
G&A	126,127	109,713	(7,344)	-9%
Net cash flow from operations	158,061	287,086	(129,025)	-45%
Depletion, depreciation and other charges	30,430	36,717	(6,287)	-17%
Future income taxes	-	-	-	0%
Net earnings from operations	$127,631	$250,369	(122,738)	-49%

Profitability per BOE

Oil and gas revenue (average selling price)	42.14	42.18	(0.04)	0%
Production and operating costs	22.55	17.80	4.75	27%
Field netback ($/boe)	19.59	24.38	(112,611)	-28%
Net earnings ($/boe)	8.80	15.38	(16,414)	15%
Cash flow from operations ($/boe)	10.90	17.64	(6.74)	-38%

Revenue

Revenue for the three months ended September 30, 2007 increased to $221,037 from $197,015 for the three month period ended September 30, 2006, an increase of 12%. Revenue for the nine month ended September 30, 2007 decreased to $611,329 from $686,546 for the nine month period ended September 30, 2006 a decrease of 11%. The increase in revenues over the three month comparative periods is attributed to the realization of new revenues from properties acquired in May and August. However, the overall decrease in revenues during the nine month comparative periods is attributed to a decline in production from aging wells. Allied expects revenue to increase as production from newly acquired properties offsets recent declines assuming the market price for oil and gas products remains within the current range.

Income

Net income for the three months ended September 30, 2007 decreased to $28,545 from $51,335 for the three month period ended September 30, 2006, a decrease of 44%. Net income for the nine months ended September 30, 2007 decreased to $105,655 from $180,293, a decrease of 41%. The decrease in net income over the three and nine month comparative periods was due to a number of factors including the overall decrease in revenue, the increase in production costs and the increase in general and administrative costs precipitated by the payment of certain state taxes. Allied anticipates that net income will increase over future periods as revenue increases, production costs remain relatively constant and general and administrative expenses decrease.

Expenses

General and administrative expenses for the three months ended September 30, 2007, increased to $52,636 from $28,878 for the three month period ended September 30, 2006, an increase of 82%. General and administrative expenses for the nine months ended September 30, 2006 increased to $126,127 from $109,713 for the nine month period ended September 30, 2006, an increase of 15%. The increase in general and administrative expenses over the three and nine month comparative periods can be attributed to the payment of certain state taxes in the current three month period. Allied anticipates that general and administrative expenses in future periods will decrease.

Direct production costs for the three months ended September 30, 2007 increased to $114,178 from $85,952 for the three month period ended September 30, 2006, an increase of 33%. Direct production costs for the nine months ended September 30, 2007 increased to $327,141 from $289,747 for the nine month period ended September 30, 2006, an increase of 13%. Direct production costs include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs over the comparative three and nine month periods can be attributed in part to the increase in the number of wells in production and operating expenses associated with two new operators in the field. Allied expects that direct production costs will continue to increase over future periods as additional production is acquired with new wells and costs associated with maintaining existing wells increases over time.

Depletion expenses for the three months ended September 30, 2007 and September 30, 2006 were $10,276 and $12,004 respectively. Depletion expenses for the nine months ended September 30, 2007 and September 30, 2006 were $30,430 and $36,717 respectively. Allied expects that oil and gas resources will continue to deplete over future periods as wells age.

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

Capital Expenditures

Allied made significant capital expenditures on property or equipment for the nine month period ended September 30, 2007 on acquiring various working and revenue interests in 11 oil and gas wells for $510,205.

Liquidity and Capital Resources

Cash flow provided by operations was $121,608 for the nine months ended September 30, 2007, as compared to cash flow provided by operations of $267,198 for the nine months ended September 30, 2006. The decrease in cash flow provided by operations over the comparative periods can be primarily attributed to the decrease in net income, a decrease in our deferred tax asset and a decrease in amounts receivable. Allied expects to continue to realize cash flow provided by operations in future periods.

Cash flow used in investing activities was $510,205 for the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2006. Cash flow used in investing activities in the current nine month period can be attributed to the acquisition of various working and revenue interests in the 13 wells located on different leases in the State of Texas. Further, we are currently reevaluating our existing wells which may lead to a decision to invest cash into upgrading existing production facilities or to drill new wells. Should Allied expend capital on existing wells or drilling or acquire additional producing properties, we would then expect to continue to use cash flow in investing activities.

Cash flow provided by financing activities was $0 for the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2006.

Allied had a working capital surplus of $783,280 as of September 30, 2007 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations for the next twelve months.

Allied has no current commitments for the purchase or sale of any plant or equipment and has no current intention to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, Allied has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,408,847 at September 30, 2007. Although we have recorded a net income of $28,545 for the three month period ended September 30, 2007, we may incur operating losses in the future as revenues may continue to decline from depleted oil and gas resources, in addition expenses are likely to increase with aging wells. Our expectation of continued profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Allied’s success in this endeavor can in no way be assured.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 20 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November 2007.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell
Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	Description

3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003.
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21,
2003).
10(i) *	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii) *	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii) *	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv) *	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14 *	Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10KSB filed on May 26, 2004).
31 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.