Form 10-K
period 2007-12-31
ALLIED RESOURCES INC
filed 2008-04-04
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑         Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-31390

ALLIED RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	55-0608764 (I.R.S. Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah 84105

(Address of principal executive offices) (Zip Code)

(801) 582-9609

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (4,103,011 shares) was approximately $2,666,957 based on the average closing bid and asked prices ($0.65) for the common stock on April 2, 2008.

At April 2, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Allied,” “we,” “our,” “us,” refer to Allied Resources, Inc., and our predecessors, unless the context indicates otherwise.

Corporate History

Allied was incorporated as “General Allied Oil and Gas Co” on April 15, 1979 in West Virginia. The company’s name was changed to “Allied Resources, Inc.” on August 12, 1998. On February 26, 2002, we incorporated a new company by the name of “Allied Resources, Inc.” in Nevada for the purpose of merging the West Virginia company with the Nevada company. The transaction resulted in the Nevada corporation surviving the merger as the sole remaining entity. The purpose of the transaction was to remove Allied’s domicile to a jurisdiction with tested corporate legislation and to reduce corporate maintenance costs. The merger was completed on April 5, 2002. Pursuant to the merger, shareholders of the West Virginia corporation received one share of the Nevada corporation for each share held in the West Virginia corporation.

Allied’s principal place of business is located at 1403 East 900 South, Salt Lake City, Utah, 84105. Our telephone number is (801) 582-9609. Our registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109.

Allied trades on the Over the Counter Bulletin Board under the symbol “ALOD”.

The Company

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

West Virginia Well Information

Allied owns varying interests in a total of 145 wells in West Virginia on several leases held by an independent operator. Some leases contain multiple wells. All the wells in which we have an interest are situated on developed acreage spread over 3,400 acres in Ritchie and Calhoun Counties. Depth of the producing intervals varies from 1,730 ft to 5,472 ft. Allied believes that operating in West Virginia has certain advantages over other locations, including:

•	relatively inexpensive drilling and completion operations, and
•	the absence of poisonous gas often associated with oil and gas production.

Many of our wells are situated on the same leases and as such share production equipment in order to minimize lease operating costs.

Our working interest is defined as interest in oil and gas that includes responsibility for all drilling, developing, and operating costs varying from 18.75% to 75%. Our net revenue interest is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 15.00% to 65.625%. The distribution of our interests in West Virginia oil and gas leases is detailed below:

West Virginia Oil and Gas Leases
Well Name(s)	% Working Interest	% Net Revenue Interest
Anderson	75	63.5742
Batson	51.5625	45.1172
Britton	75	63.28125
B. Rutherford	75	65.625
Cokely 582	75	63.5742
Cokely 633-654	75	60.9375
Conrad	75	61.5234
Deem	75	63.5742
E. Goff	75	58.8867
Jay Goff	65.625	55.3709
John Goff	60.9375	51.416
Fire Snyder	75	61.5732
GT Sommerville	75	65.625
Gus Bee	75	63.5742
Foster	70.3125	52.7344
Kennedy	75	63.5742
Law	75	63.5742
Leeson	75	65.625
Mullenix	33.984	27.12
Wellings	75	61.5234
Wellings 1A	63.9637	55.9682
Patton	75	63.5942
Riddle	75	65.625
Richards	75	63.5742
A. J. Scott	37.5	32.8125
Spurgeon	75	63.5742
Stanley 2 & 3	18.75	15.00
Stanley 583	75	63.5742
Summers 2	75	63.28125
Sutton	72.6562	55.0593
Taylor Carr	70.3125	54.9316
Toothman	75	65.625
Vincent 20 C	75	65.625
Vincent 25 C	75	65.625
Vincent 35 C	75	65.625
Vincent 41 C	75	65.625
V. Zinn	75	65.625
Baker Baughman	75	65.625
Baker Baughman 81	75	65.625
Bollinger	75	60.9375
Gill	75	65.625
Gill 3	50	43.75
Haddox	75	65.625
Mills	75	65.625
Sweet 1 & 2	75	65.625
Sweet 3	50	43.75
Watson	75	65.625
Watson 85	75	65.625
Watson 86	75	65.625
Watson 6-87	75	65.625
Wolfe	75	56.25

Browne 1	75	65.625

West Virginia Operator

Our West Virginia wells are maintained and operated by Allstate Energy Corporation (“Allstate”), a local operator, under the terms of an operating agreement. Allstate maintains an interest in each of our wells.

The terms of the operating agreement, as amended, grant Allstate the exclusive right to conduct operations in respect to our interests in our wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment, or other property attached to the wells under the operating agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the operating agreement, as amended, Allstate is permitted to make capital expenditures on the wells up to $5,000 without notifying Allied of the expense. However, notice of amounts to be spent over $5,000 must be provided to us prior to expenditure for our approval if we own a majority interest in the specific well. Likewise, the abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned. Allstate is entitled pursuant to the operating agreement, as amended, to establish an escrow account to withhold up to 25% of the net income on any particular well up to $5,000 to be used for capital improvement of the wells or if necessary plugging the wells. The operating agreement, as amended, prohibits us from selecting an operator of the wells other than Allstate unless we are prepared to purchase Allstate’s interest in each specific well at fair market value. The surrender of leases under the operating agreement, as amended, can only be accomplished in the event that both Allied and Allstate consent to such surrender. Finally, we cannot sell our interest in any of the wells unless we first offer to sell such interests to Allstate on the same terms as are proposed for a third party purchaser.

West Virginia Acquisitions

Allied’s interests in our West Virginia oil and gas properties are the direct result of our relationship with Allstate. The majority of our West Virginia oil and gas interests, approximately 90 wells, were acquired as part of the Ashland Properties acquisition. Allstate prepared a bid package that was presented to Ashland Exploration, Inc., the seller of the wells, for consideration in competition with several other bidders for the properties. Allstate submitted the bid under the pretext that, should it be successful in its bid, Allied would participate in a shared interest in the acquisition. Allied’s other interests in wells outside of the Ashland Properties were the result of agreeing to a percentage interest through Allstate farm out arrangements, individual well/lease assignments, and drilling agreements spanning the time period from 1981 to 2002. We were not furnished with any engineering reports prior to purchasing interests in our oil and gas properties.

Allied’s oil and gas interests in West Virginia in the aggregate currently produce on average of 58.6 STBO and 8,605 MCFG per month.

Texas Well Information

Beginning in 2007 Allied embarked on an acquisition program to increase oil and gas reserves by purchasing non-operated interests in oil and gas producing properties within the United States. The defined criteria for selecting acquisitions includes short term return on investment, long term growth in cash flows, and development potential.

Allied owns varying interests in a total of 13 wells in Texas on four leases held by independent operators. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad, Edwards and Jackson Counties. Depth of the producing intervals varies from 7,600 ft to 9,600 ft.

Our working interest is defined as interest in oil and gas that includes responsibility for all drilling, developing, and operating costs varying from 3.73% to 21%. Our net revenue interest is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 3.9388% to 12.75%. The distribution of our interests in Texas oil and gas leases is detailed below:

Texas Oil and Gas Leases
Well Name	% Working Interest	% Net Revenue Interest	Operator
Harper #2	5.4221	3.9388	Hankey Oil Company
Holman-Fagan 24-1	5.4375	4.2323	Marshall & Winston
Holman-Fagan 24-2	5.4375	4.2323	Marshall & Winston
Holman-Fagan 41-1	5.4375	4.2323	Marshall & Winston
Holman-Fagan 41-2	5.4375	4.2323	Marshall & Winston
Holman-Fagan 42-1	5.4375	4.2323	Marshall & Winston
Holman-Fagan 42-2	5.4375	4.2323	Marshall & Winston
Holman-Fagan 43-1	5.4375	4.2323	Marshall & Winston
Holman-Fagan 46-1	5.4375	4.2323	Marshall & Winston
Holman-Fagan 46-1	5.4375	4.2323	Marshall & Winston
Holman-Fagan 46-2	5.4375	4.2323	Marshall & Winston
Williams #1	3.73	2.68	Magnum Producing, LP
Brinkoeter #4	21.00	12.75	Marquee Corporation

Texas Operators

Each of our Texas acquisitions has a different operator. A brief description of the operators is as follows:

•

Hankey Oil Company of Houston, Texas, was founded in 1981. Since inception they focused their efforts on the Texas Gulf Coast. Hankey utilizes a 3D geophysical workstation technology to develop their drilling prospects.

•	Magnum Producing, LP of Corpus Christi, Texas, has been operation along South Texas and the Gulf Coast since the mid-1980s. Magnum has 15 employees and operates approximately 150 wells.

•

Marquee Corporation of Houston, Texas, became involved in the oil and gas business in 1981. Marquee has 4 full-time employees operating approximately 100 wells. Zinn Petroleum Co. is the operating arm of the company.

•	Marshall & Winston, Inc. of Midland, Texas, began as a royalty company in 1928. Marshall currently operates approximately 100 wells in and around the Midland area, and has 14 employees.

Texas Acquisitions

On May 1, 2007 Allied acquired an interest in the Harper #2 well located within the Ramon Musquiz Survey, A-29, Goliad, Texas from Spanish Moss Energy Company, LLC. The Harper #2 well is operated by Hankey Oil Company and produces oil and gas from the Wilcox formation.

On August 1, 2007 Allied acquired interests in the ten properties located in Sections 24, 41, 42 and 46 of the CCSD & RGNG RR Co. Survey, Edwards County, Texas from Rischco Energy, Inc. The acquisition included an interest in the pipeline gathering system connected to five of the wells. The properties are operated by Marshall & Winston, Inc. and produces oil and gas from the Frances Hill (Penn Lower) field in the Canyon Sands formation.

On October 1, 2007 Allied acquired an interest in the Williams #1 well located within the John Alley Survey, A-3, Jackson County, Texas from Benchmark Oil and Gas Company. The Williams #1 well is operated by Magnum Producing, LP and produces oil and gas from the Wilcox formation.

On October 1, 2007 Allied acquired an interest in the Brinkoeter #4 well located within the V. Ramos Survey, A-241, Goliad County, Texas from Tyner Exploration, Inc. and Clendon B. Caire. The Brinkoeter #4 well is operated by Marquee Corporation and produces oil and gas from the Massive formation.

Allied’s oil and gas interests in Texas in the aggregate currently produce on average of 231 STBO and 1,820 MCFG per month.

Competition

The exploration for and development and production of oil and gas is subject to intense competition.  The principal methods of competition in the industry for the acquisition of oil and gas leases are:

•	the payment of cash bonuses at the time of acquisition of leases,
•	delay rentals,
•	location damage supplement payments, and
•	stipulations requiring exploration and production commitments by the lessee.

Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and experience are in a better position than us to compete for such leases. In addition, our ability to market any oil and gas which we might produce could be severely limited by our inability to compete with larger companies operating in the same area, which may be willing or able to offer oil and gas at a lower price.

In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond our control, including:

•	the extent of domestic production and imports of oil and gas,
•	proximity and capacity of pipelines,
•	the effect of federal and state regulation of oil and gas sales, and
•	environmental restrictions on exploration and usage of oil and gas prospects that will become even more intense in the future.

We have a minimal competitive position in the oil and gas industry.

Competition in West Virginia

Allied competes against over 500 independent companies in West Virginia, many with greater financial resources and larger staffs than those available to us. Operators such as Exxon, Shell Oil, Conoco-Phillips and others considered major players in the oil and gas industry no longer operate any significant interests in West Virginia. However, West Virginia hosts approximately 40 significant independent operators including NiSource, Equitable, Energy Corporation of America, Cabot Oil and Gas, and Dominion Appalachian with over 450 smaller operations with no single producer dominating the area.

We believe that we can successfully compete against the independent companies by focusing our efforts on the efficient development of our leases in West Virginia by maximizing our production without a significant increase in operating costs.

Competition in Texas

The situation in Texas is somewhat different, where Allied competes against thousands of companies. There continue to be numerous major players, including Occidental Permian, Kinder Morgan, Apache, Chevron, Conoco-Phillips, and BP America operating in Texas. While these major players do not dominate the areas in which we have interests, several of the counties do have significant producers.

There are several significant independent gas producers in Edwards County, including Newfield Exploration, Dominion Oklahoma, and Range Production. Only a few oil producers operate in Edwards County. Our Edwards County operator, Marshall & Winston, Inc., is one of the largest gas and oil producers in the county.

There are numerous significant independent oil and gas producers in Goliad County, including Petrohawk Operating, Chesapeak Operating, T-C Oil, Ventex Operating, Charro Operating, and KCS Resources.

There are several significant gas producers in Jackson County, including Tri-C Resources, Cypress E & P, Jamex, Vintage Petroleum, and Cox & Perkins Exploration. There are several significant oil producers in Jackson County, including Vintage Petroleum, Hilcorp Energy, Sue-Ann Operating, Premier Natural Resources, and SE USA Operating.

Marketability

The products sold by Allied, natural gas and crude oil, are commodities purchased by many distribution and retail companies. Crude oil can be easily sold whenever it is produced subject to transportation cost. The crude oil produced on our behalf is transported by truck from the collection points to the purchaser. Natural gas on the other hand can be more difficult to sell since transportation from point of production to the purchaser requires a pipeline. Most of our current gas production interests are transported by pipelines owned by the purchasers. We own an interest in the pipeline gathering system connected to five of our wells in Edwards County, Texas.

Allstate sells our gas production interest in West Virginia to three main purchasers, Dominion Field Services, and Equitable Resources, and Mountaineer Gas Co. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.75 MCF (fixed contract price) to $8.54 MCF during the year ended 2007. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate had fixed contracts with Dominion Field Services to sell 10,000 MCF per month averaging 500 MCF’s a day from January 1, 2007 through

December 31, 2007 at $8.10 per MCF and to sell 5,000 MCF’s a day from April 1, 2007 to December 31, 2007 at $8.50 over the term of the contracts with additional volume sold at market price.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $48.78 bbl to $89.17 bbl during the year ended December 31, 2007.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2007 varied significantly between $57.25 and $92.92 per barrel over the period.

Gas and gas condensate is sold to Houston Energy Services Company LLC (Hankey), BML, Inc., and Enterprise Products Partners LP (Winston), Acock Operating Limited (Magnum) and dcpMidstream LP at prices determined by the Houston Ship Channel price or spot pricing less pipeline carrying costs and dehydration fees as applicable. The sale prices for Allied’s gas production in Texas fluctuated between $4.48 and $7.90 in 2007.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Allied currently operates under and holds no patents, trademarks, licenses, franchises, or concessions. Allied is not subject to any labor contracts. Each of Allied’s leases are subject to royalty payments.

Governmental and Regulation of Exploration and Production

Allied’s oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Operations, which sometimes occur on public lands, may be subject to regulation by, among other state and federal agencies, the Bureau of Land Management, the U.S. Army Corps of Engineers or the U.S. Forest Service. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact of complying with such laws.

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

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes, or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. Although no West Virginia regulations provide such limitations with respect to our operations certain limitations are in place in Texas.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2008.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2007, and are expected to continue to be significant in 2008:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. We maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2007, we have undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

Clean Air Regulatory Programs

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

Waste Disposal Regulatory Programs

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)

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

West Virginia Division of Environmental Protection Office of Oil and Gas

The State of West Virginia has promulgated certain legislative rules pertaining to exploration, development and production of oil and gas that are administered by the West Virginia Division of Environmental Protection Office of Oil and Gas. The rules govern permitting for new drilling, inspection of wells, fiscal responsibility of operators, bonding wells, the disposal of solid waste, water discharge, spill prevention, liquid injection, waste disposal wells, schedules that determine the procedures for plugging and abandonment of wells, reclamation, annual reports and compliance with state and federal environmental protection laws. Allied believes that all wells in which we have an interest are operated by Allstate in a manner that is in compliance with these rules.

The Railroad Commission of Texas, Oil and Gas Division

The Railroad Commission of Texas, through its Oil and Gas Division, works to prevent the waste of oil, gas, and geothermal resources and to prevent the pollution of fresh water from oil and gas operations. The division issues drilling permits and reviews and approves oil and gas well completions. It also regulates underground injection of fluids in oil field operations, a program approved by the U.S. Environmental Protection Agency under the Federal Safe Drinking Water Act. The division further oversees well plugging operations, site remediation, underground hydrocarbon storage, and hazardous waste management. Allied believes that all wells in which we have an interest are operated in a manner that is in compliance the division.

Health and Safety Regulatory Programs

Allied’s operations also are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) regarding worker and work place safety. We have been assured that our independent operators currently provide health and safety training and equipment to their employees and have adopted corporate policies and procedures to comply with OSHA’s workplace safety standards.

Exploration Activities

Allied spent no amounts on exploration activities during either of the last two fiscal years.

Employees

Allied has engaged its chief executive officer, Ruairidh Campbell, and one other support person, on a part time basis. Mr. Campbell spends approximately 18 hours a week providing services to Allied. Our independent operators are responsible for conducting oil and gas operations tied to our interests. Management uses oil and gas consultants, attorneys, and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

Allied’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by Allied with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

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

Risks Related to the Company’s Business

We have a history of significant operating losses, which losses may reoccur in the future.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,368,780 at December 31, 2007. Although we have recorded a net income of $145,722 for the twelve month period ended December 31, 2007, we may return to operating losses in the future if revenues decline as the result of depleted oil and gas resources or price decreases, combined with the increased operating expenses that can be anticipated from aging wells. Our expectation of continued profitability depends on the sustainability of current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Unless Allied successfully replaces the reserves that it produces, defined reserves will decline, resulting in a decrease in oil and natural gas production, that will produce lower revenues, in turn decreasing cash flows from operations. Allied has historically obtained the majority of its reserves through acquisition. The business of exploring for, developing or acquiring reserves is capital intensive. Allied may not be able to obtain the necessary capital to acquire additional oil or natural gas reserves if cash flows from operations are reduced, and access to external sources of capital is unavailable. Should Allied not make significant capital expenditures to increase reserves it will not be able to maintain current production rates and expenses will overtake revenue.

The results of our operations are wholly dependent on the production and maintenance efforts of independent operators.

The operation and maintenance of our oil and natural gas operations is wholly dependent on independent local operators. While the services provided by operators of our properties in the past have proven adequate for the successful operation of our oil and natural gas wells, the fact that we are dependent on operations of third parties to produce revenue from our assets could restrict our ability to continue generating a net profit on operations.

Risks Related to the Company’s Stock

The market for our stock is limited and our stock price may be volatile.

The market for our common stock is limited due to low trading volumes and the small number of brokerage firms acting as market makers. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Due to these limitations there is volatility in the market price and tradability of our stock, which may cause our shareholders difficulty in selling their shares in the market place.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Allied does not pay dividends.

Allied does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The return of investor's capital contributions is not guaranteed.

Allied’s shares are speculative and involve a high degree of risk. There can be no guarantee that shareholders will realize a substantial return on an investment, or any return at all, or that he or she will not lose their entire investment. For this reason, each investor should read this Form 10-K carefully and should consult with his or her legal counsel, accountant(s), or business advisor(s) prior to making any investment decision.

Allied may require additional capital funding.

There can be no guarantee that we will not require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

If the market price of our common stock declines as the selling security holders sell their stock, selling security holders or others may be encouraged to engage in short selling, depressing the market price.

The significant downward pressure on the price of the common stock as the selling security holders sell material amounts of common stock could encourage short sales by the selling security holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

Allied’s shareholders may face significant restrictions on their stock.

Allied’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since Allied’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Ritchie and Calhoun Counties, West Virginia

Allied currently realizes production in West Virginia from a total of 145 oil and gas wells with working interests ranging from 18.75% to 75%, producing a combination of varying amounts of oil and gas.

Annual Oil and Gas Production – West Virginia
	2007	2006	2005
Gas	99,602 MCF	127,562 MCF	135,927 MCF
Oil	703 STB	612 STB	1,167 STB
Average production costs*	$2.59 MCFE	$2.57 per MCFE	$2.04 per MCFE

*includes lifting costs, maintenance costs, and severance taxes

Goliad, Edwards and Jackson Counties, Texas

Allied currently realizes production in Texas from a total of 13 oil and gas wells with working interests ranging from 3.73% to 21% and net revenue interests varying from 2.68% to 12.75%, after deduction of royalties, in a total of 13 wells on four leases.

Annual Oil and Gas Production – Texas
2007
Gas	11,148 MCF
Oil	1,629 STB
Average production costs*	$1.53 MCFE

*includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of April 2, 2008. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 13 gross wells and 0.83 net wells in Texas as of April 2, 2008. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

Drilling Activity

Allied has drilled no productive or dry exploratory or developmental wells in the last three fiscal years.

Present Activities

As of the date of this current report on for 10-K, Allied is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

Delivery Commitments

Allied is not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Undeveloped Acreage

All acreage on which Allied maintains an interest in oil and gas wells is to be considered developed acreage.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by production under the terms of a lease.

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2007 and 2006 by Sure Engineering LLC.

Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain.  Reserve estimators are required to make numerous judgments based upon professional training, experience, and educational background.  The extent and significance of the judgments in them are sufficient to render reserve estimates inherently imprecise.  Since reserve determinations involve estimates of future events, actual production, revenues and operating expenses may not occur as estimated.  Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates.  Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history.  Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history.  Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques.  Hence, reserve estimates may vary from year to year.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2007 and 2006.

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

Proved Developed Reserves
	Years Ended December 31,
	2007		2006
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Beginning of year	5,264	1,558,439	5,784	1,564,580

Revision in previous estimates	2,319	(119,433)	92	121,421
Discoveries and extension	-	-	-	-
Purchase in place	10,401	105,891	-	-
Production	(1,534)	(122,846)	(612)	(127,562)
Sales in place	-	-	-	-

End of year	16,450	1,422,051	5,264	1,558,439

*All of Allied’s reserves are proved developed reserves.

Oil and Gas Titles

As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties.  Prior to the commencement of drilling, in most cases, and in any event where we are the operator, a title examination is conducted and significant defects remedied before proceeding with operations.  We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry.  The properties owned by us are subject to royalty, overriding royalty, and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements, and restrictions.  We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.

Office Facilities

Allied maintains limited office space owned by Ruairidh Campbell, Allied’s chief executive officer, for which Allied pays $1,000 per month on a month to month basis. This address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582-9609. Allied believes that its current office space will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Allied is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year	Quarter Ending	High	Low
2007	December 31	$0.95	$0.55
	September 30	$0.90	$0.80
	June 30	$0.85	$0.55
	March 31	$0.68	$0.40
2006	December 31	$0.30	$0.20
	September 30	$0.53	$0.20
	June 30	$0.65	$0.55
	March 31	$0.80	$0.30

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 2, 2008, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of April 2, 2008, Allied had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 2, 2008, Allied had no outstanding stock options to purchase shares of our common stock.

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

Transfer Agent and Registrar

Our transfer agent is Standard Registrar & Transfer located at 12528 South 1840 East Draper, Utah, 84020; their telephone number is (801) 571-8844.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

Allied intends to utilize net cash flow from operations to continue to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is now under consideration. Allied also intends to continue to expand non-operated acquisitions of additional oil or gas producing properties.

Recovery from producing wells is consistently evaluated to consider cost-efficient work-over methods designed to improve the performance of the wells. When considering the drilling of new wells, we conduct a geological review of the prospective area, in cooperation with our independent operator, to determine the potential for oil and gas. Our own consultants then review available geophysical data (generally seismic and gravity data) opine as to the prospect for success. In the event that our evaluation of available geophysical data indicates that the target has significant accumulations of oil and gas, we then consider the economic feasibility of drilling. The presence of oil and gas for any specific target cannot guarantee economic recovery. Production depends on many factors including drilling and completion costs, the distance to pipelines and pipeline pressure, current energy prices, accessibility to the site, and whether the project is developmental or solely a wildcat prospect.

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

Results of Operations

During the period from January 1, 2004 through December 31, 2007, Allied was engaged in evaluating acquisition opportunities, drilling, examining the operating efficiencies of existing wells, disposing of non-productive wells, overseeing the operation of its oil and gas assets by an independent operators and acquiring oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators has proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue can restrict its ability to realize a net profit.

For the fiscal year ended December 31, 2007 Allied realized a net profit from operations as a result of consistently favorable oil and gas prices in combination with bringing new production online through acquisition. Allied believes that the immediate key to its ability to remain profitable is that oil and gas prices remain stable at current levels, that general and administrative and production expenses are constantly evaluated to mitigate increases in operating costs and that it continue to seek out revenue producing acquisitions. Should oil and gas prices remain stable and expenses remain relatively consistent, Allied believes that it will most likely continue to operate at a net profit in future periods.

TWELVE Months Ended DECEMBER 31	2007	2006	Change #	Change %

Average Daily Production

Oil (bbls/day)	4	2	2	100%
Natural gas (mcf/day)	337	349	(12)	-3%
Barrels of oil equivalent (boe/day)	60	60	-	0%

Profitability

Petroleum and natural gas revenue	$915,595	$909,791	5,804	1%
Net Revenue	915,595	909,791	5,804	1%
Production and operating costs	471,037	390,420	80,617	21%
Field netback	444,558	519,371	(74,813)	-14%
G&A	160,325	135,612	24,713	18%
Net cash flow from operations	284,233	383,759	(99,526)	-26%
Depletion, depreciation and other charges	120,350	49,246	71,104	144%
Future income taxes	-	-	-	0%
Net earnings from operations	$163,883	$334,513	(170,630)	-51%

Profitability per BOE

Oil and gas revenue (average selling price)	41.69	41.43	0.26	1%
Production and operating costs	21.45	17.78	3.67	21%
Field netback ($/boe)	20.24	23.65	(3.41)	-14%
Net earnings ($/boe)	7.76	15.23	(7.77)	-51%
Cash flow from operations ($/boe)	12.94	17.47	(4.53)	-26%

  Gross Revenue

Gross revenue for the twelve month period ended December 31, 2007 increased to $915,595 from $909,791 for the comparable period ended December 31, 2006, an increase of 1%. Oil production increased and gas production decreased, while prices paid for energy remained relatively consistent over the periods. Gross production of oil for the twelve month period ended December 31, 2007 increased to 1,534 bbls from 612 bbls for the twelve month period ended December 31, 2006, an increase of 151% due primarily to the acquisition of additional oil producing properties in 2007. Gross production of gas for the twelve month period ended December 31, 2007 decreased to 122,750 MCF from 127,562 MCF for the twelve month period ended December 31, 2006, a decrease of 4%, due to declines in gas production from our West Virginia properties.

Average oil and natural gas prices realized decreased from $7.76 per MCFE in 2006 to $7.34 per MCFE in 2007, but recent purchase of oil reserves and substantial increase in oil prices resulted in a small increase in gross revenue over the periods. Allied anticipates that gross revenue will continue to increase as energy prices continue to rise in combination with our efforts to increase current production and acquire additional revenue producing properties.

Net Income

Net income after provision for income taxes for the twelve month period ended December 31, 2007 was $145,722 as compared to net income after provision for income taxes of $239,180 for the comparable period ended December 31, 2006, a decrease of 39%. The decrease in net income in the current annual period can be attributed to franchise tax payments to the State of West Virginia in the amount of $45,997, the increase in depletion costs due to the acquisition of new properties in Texas and the increase in production costs. Management expects net income will increase in future periods as franchise tax payments decrease and depletion amounts fall.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2007 increased to $160,325 from $135,612 for the comparable period ended December 31, 2006, an increase of 18%. The increase in general administrative expenses can be attributed to the payment of franchise obligations to the State of West Virginia. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the annual periods ended December 31, 2007, and December 31, 2006 were $120,350 and $49,246 respectively.

Direct production expenses for the annual periods ended December 31, 2007, and December 31, 2006 were $471,037 and $390,420 respectively, an increase of 21%. Direct production expenses include the cost of maintaining the wells imposed by independent operators, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs over the current period can be attributed to those costs associated with the acquisition of new well interests in Texas. Allied expects that direct production expenses will continue to increase over future periods as the ages of our wells increase and we continue to acquire new production.

Income Tax Expense (Benefit)

As of December 31, 2007 Allied has a net operating loss (NOL) carry forwards of approximately $2,892,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations for the twelve month period ended December 31, 2007 was $168,884 as compared to cash flow provided by operations of $343,778 for the comparable period ended December 31, 2006. The decrease in cash flow provided by operations can be primarily attributed to the decrease in net income and in the deferred tax asset over the current period. Allied expects to maintain cash flow provided by operations in future periods and believes that the results of operations for the year ended 2007 will improve in respect to future expectations of cash flow.

Cash flow used in investing activities for the twelve month period ended December 31, 2007 was $834,945 as compared to $0 for the year ended December 31, 2006. Cash flow used in investing activities in the current period were expended on the purchase of interest in 13 oil and gas producing wells situated in four counties in Texas. Allied expects that cash flow used in investing activities may increase in future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow provided by financing was $0 for the year ended December 31, 2007 as compared to $0 for the year ended December 31, 2006.

Allied has a working capital surplus of $579,240 as of December 31, 2007 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2008. Allied had no lines of credit or other bank financing arrangements as of December 31, 2007. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. Allied has no defined benefit plan or contractual commitment with any of its officers or directors.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-19.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

Supplementary Schedules on Oil and Gas Operations	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc., as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.

Logan, Utah

March 31, 2008

ALLIED RESOURCES, INC.
BALANCE SHEETS
December 31, 2007 and 2006
ASSETS
	2007	2006
Current assets:
Cash	$441,130	1,107,191
Accounts receivable	144,996	82,142
Other assets	2,643	-

Total current assets	588,769	1,189,333

Oil and gas properties (proven), net (successful
efforts method)	1,282,200	563,605
Deferred tax asset	995,000	1,058,000
Deposits	704,701	612,973

Total assets	$3,570,670	3,423,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,929	-
Accrued liabilities	5,600	-

Total current liabilities	9,529	-

Asset retirement obligation	160,966	149,458
Accrued tax liabilities	40,000	-

Total liabilities	210,495	149,458

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in-capital	9,723,302	9,723,302
Accumulated deficit	(6,368,780)	(6,454,502)
Total stockholders' equity	3,360,175	3,274,453
Total liabilities and stockholders' equity	$3,570,670	3,423,911

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC
STATEMENTS OF INCOME
Years Ended December 31, 2007 and 2006

	2007	2006

Oil and gas revenues	$915,595	909,791

Operating expenses:
Production costs	471,037	390,420
Depletion	120,350	49,246
General and administrative expenses	160,325	135,612

	751,712	575,278

Income from operations	163,883	334,513

Interest income	44,839	29,667

Income before provision for income taxes	208,722	364,180

Provision for income taxes – deferred	63,000	125,000

Net income	$145,722	239,180

Income per common share - basic and diluted	$0.03	0.04

Weighted average common shares – basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2007 and 2006
				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2006	5,666,691	$5,667	9,717,288	22	(6,693,682)	3,029,295
Issuance of common stock for services	20,000	20	5,980	-	-	6,000

Cancellation of common stock	(33,680)	(34)	34	-	-	-

Comprehensive income:
Net income	-	-	-	-	239,180	239,180
Other comprehensive income – foreign
currency translation adjustment	-	-	-	(22)	-	(22)

Total comprehensive income						239,158
Balance at December 31, 2006	5,653,011	5,653	9,723,302	-	(6,454,502)	3,274,453

Cumulative effect of applying the
provisions of FIN 48	-	-	-	-	(60,000)	(60,000)

Net income	-	-	-	-	145,722	145,722

Balance at December 31, 2007	5,653,011	$5,653	$9,723,302	$-	$(6,368,780)	$3,360,175

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$145,722	239,180
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	120,350	49,246
Accretion expense	7,508	7,117
Deferred tax asset	63,000	125,000
Stock compensation expense	-	6,000
(Increase) decrease in:
Accounts receivable	(62,854)	68,999
Other assets	(2,643)	-
Deposits	(91,728)	(139,257)
Increase (decrease) in:
Accounts payable	3,929	(12,507)
Accrued liabilities	5,600	-
Accrued tax liabilities	(20,000)	-

Net cash provided by operating activities	168,884	343,778

Cash flows from investing activities:
Purchase of oil and gas properties	(834,945)	-

Net cash used in investing activities	(834,945)	-

Cash flows from financing activities:	-	-

Change in accumulated other comprehensive income	-	(22)

Net increase (decrease) in cash	(666,061)	343,756

Cash, beginning of year	1,107,191	763,435

Cash, end of year	$441,130	1,107,191

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

.

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Allied Resources, Inc. (the Company) was incorporated on April 5, 2002 The Company is primarily engaged in the business of acquiring, developing, producing and selling oil and gas production and properties to companies located in the continental United States.

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

December 31, 2007 and 2006

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

Current accounting standards may require companies involved in the oil and gas industry to reclassify oil and gas contract based drilling rights from tangible to intangible assets and to provide the related intangible assets disclosures under SFAS 142. Since the Company does not have any contract based oil and gas drilling rights, any disclosure related to this possible requirement would not have an effect on the Company’s financial statements.

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

December 31, 2007 and 2006

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

Note 2 – Oil and Gas Properties

Oil and gas properties consists of the following:

2007	2006

Oil and gas properties (successful efforts method)	$8,513,291	7,678,346
Capitalized costs related to asset retirement obligation	93,499	89,499

8,606,790	7,767,845
Less accumulated depreciation, depletion and
amortization	(7,324,590)	(7,204,240)

$1,282,200	563,605

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2007 and 2006 amounts on deposit were approximately $705,000 and $613,000, respectively.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 – Asset Retirement Obligation

The Company is subject to certain regulations implemented to protect the environment. These regulations require that when oil and gas wells are abandoned, the owners must perform certain reclamation activities related to the oil and gas wells. Accordingly, a liability has been established equal to the present value of the Company’s estimated pro rata share of the obligation. The Company has no assets that are legally restricted for the purpose of settling this obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

2007	2006

Balance at beginning of year	$149,458	142,341
Additional obligations incurred	4,000	-
Accretion expense	7,508	7,117

Balance at end of year	$160,966	149,458

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

2007	2006

Federal income tax at statutory rate	$69,000	124,000

Other                                                                                                                                         (6,000)1,000

$63,000	125,000

Deferred tax assets (liabilities) are comprised of the following:

2007	2006

Net operating loss carryforwards	$983,000	1,050,000
Asset retirement obligation	37,000	32,000
Depletion and amortization	(25,000)	(24,000)

$995,000	1,058,000

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 5 – Income Taxes (continued)

As of December 31, 2007, the Company had net operating loss (NOL) carryforwards of approximately $2,892,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforward, which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year Generated	Amount	Year of Expiration

1995	$558,000	2010
1996	162,000	2011
1998	110,000	2018
1999	1,980,000	2019
2001	4,000	2021
2002	78,000	2022

$2,892,000

Note 6 – Accrued Tax Liabilities

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as an other expense. The Company had approximately $10,000 for the payment of interest and penalties accrued at December 31, 2007.

During the year ended December 31, 2007, the Company settled a portion of its income tax liability for $20,000.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 7 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 during the years ended December 31, 2007 and 2006.

The Company has a consulting agreement with its CEO to provided management services. The agreement requires monthly payments of $6,000. The Company incurred management and consulting fees of approximately $72,000 and $72,000 during the years ended December 31, 2007 and 2006, respectively.

Note 8 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2007, the Company:

•	Increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48 (see Note 6).

•	Recorded an asset retirement obligation and increased oil and gas properties in the amount of $4,000.

Note 9 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

Note 10 – Commitments and Contingencies

Oil and Gas Operating Agreement

The Company has agreements with the operators of the oil and gas wells in which the Company owns an interest. These agreements require the Company to pay a percentage of the fees and production costs of operating the wells.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such item which it believes could have a material adverse affect on its financial position.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 11 – Risks and Uncertainties

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

Note 12 – Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 was effective for the Company as of January 1, 2007 and applied prospectively. The provisions of FAS 158 did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company as of January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual and interim reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financial statements.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,
2007	2006

Proved oil and gas properties and related equipment	$8,513,291	7,678,346
Unproved oil and gas properties	-	-
Asset retirement obligation	93,499	89,499

Subtotal	8,606,790	7,767,845

Accumulated depreciation, depletion and amortization
and valuation allowances	(7,324,590)	(7,204,240)

$1,282,200	563,605

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,
2007	2006
Acquisition of properties:
Proved	$834,945	-
Unproved	$-	-
Exploration costs	$-	-
Development costs	$-	-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Results of Operations for Producing Activities

Years Ended
December 31,
2007	2006

Oil and gas – sales	$915,595	909,791
Production costs net of reimbursements	(471,037)	(390,420)
Exploration costs	-	-

Depreciation, depletion and amortization

and valuation provisions	(120,350)	(49,246)

Net income before income taxes	324,208	470,125

Income tax expense	110,000	160,000

Results of operations from producing activities

(excluding corporate overhead and interest costs)	$214,208	310,125

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

Years Ended December 31,
2007	2006
Oil	Gas	Oil	Gas
(bbls)	(mcf)	(bbls)	(mcf)

Proved developed and undeveloped reserves:

Beginning of year	5,264	1,558,439	5,784	1,564,580
Revision in previous estimates	2,319	(119,433)	92	121,421
Discoveries and extension	-	-	-	-
Purchase in place	10,401	105,891	-	-
Production	(1,534)	(122,846)	(612)	(127,562)
Sales in place	-	-	-	-

End of year	16,450	1,422,051	5,264	1,558,439

All of the Company’s reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

Years Ended
December 31,
2007	2006

Future cash inflows	$12,220,000	12,901,000
Future production and development costs	(7,373,000)	(6,601,000)
Future income tax expenses	(1,648,000)	(2,142,000)

3,199,000	4,158,000

10% annual discount for estimated timing of cash flows	(1,448,000)	(2,330,000)

Standardized measure of discounted future net cash flows	$1,751,000	1,828,000

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

Years Ended
December 31,
2007	2006

Balance, beginning of year	$1,828,000	2,736,000
Sales of oil and gas produced net of production costs	(423,000)	(516,000)
Net changes in prices and production costs	588,000	(1,082,000)
Extensions and discoveries, less related costs	-	-
Purchase and sales of minerals in place	470,000	-
Revisions of estimated development costs	-	-
Revisions of previous quantity estimate	(671,000)	977,000
Accretion of discount	183,000	273,000
Net changes in income taxes	(224,000)	(560,000)

Balance, end of year	$1,751,000	1,828,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Ruairidh Campbell	44	1998	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Ed Haidenthaller	44	2004	Director
Paul Crow	61	2005	Director, Secretary

Ruairidh Campbell

On June 6, 1998, Mr. Campbell was elected as a director and subsequently appointed as an officer of Allied. Mr. Campbell estimates that he spends approximately 18 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders or until his successor is elected and qualified.

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

Ed Haidenthaller

On September 23, 2004, Mr. Haidenthaller was elected as a director of Allied. Mr. Haidenthaller estimates that he spends approximately 1 hour per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders or his successor is elected and qualified.

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

Paul Crow

On January 17, 2005, Mr. Paul Crow was appointed as a director of Allied and subsequently appointed as secretary. Mr. Crow estimates that he spends approximately 2 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders or his successor is elected and qualified.

Mr. Crow graduated from the University of Utah with a Bachelor of Science in Accounting. Mr. Crow’s prior experience includes work as a business consultant to Axia Group, Inc., a public company involved in business consulting and real estate from April 2002 until September 2003 and as a library supervisor with the University of Utah from March 1996 until March of 2002. Currently, Mr. Crow operates his own Edgar preparation and filing business working with private and public businesses to provide general consulting services related to Sarbanes-Oxley compliance and other Commission related disclosure requirements.

No other persons are expected to make any significant contributions to Allied’s executive decisions who are not executive officers or directors of Allied.

Term of Office

Our directors have been elected or appointed to the Board of Directors for a one (1) year term or until the next annual meeting of our shareholders or until removed in accordance with our bylaws. Our sole executive officer was appointed by our Board of Directors and holds office at the discretion of the Board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

Allied is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Mr. Haidenthaller and Mr. Crow to be independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, we are aware of the following persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Ruairidh Campbell failed to file a Form 3 or Form 5 despite being an officer and director of Allied.
•	Ed Haidenthaller failed to file a Form 3 or Form 5 despite being a director of Allied.
•	Paul Crow failed to file a Form 3 or Form 5 despite being a director of Allied.

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

Board of Directors Committees

Allied has formed an audit committee to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to the shareholders and others; reviewing the systems of internal controls which management and the board of directors have established; appointing, retaining and overseeing the performance of independent accountants; and overseeing Allied’s accounting and financial reporting processes and the audit of the our financial statements.

Allied’s board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they typically compensated for their service as directors. However, Allied has an agreement with Paul Crow to act as corporate secretary and render services pertinent to our operation (see the Summary Compensation Table, below). The Company may adopt a provision for compensating directors for their attendance at meetings of the board of directors in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Paul Crow	3,000		-	-	-	-	3,000

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell, CEO, CFO, PAO and director	2007 2006	72,000 72,000	- -	- -	- -	- -	- -	12,000 12,000	84,000 84,000

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 5,653,011 shares of common stock issued and outstanding as of April 2, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	Common	1,530,000	27.1
Ed Haidenthaller 1193 East 800 North Layton, Utah 84040	Common	10,000	<1.0
Paul Crow 1185 East 5840 South Salt Lake City, Utah 84121	Common	10,000	<1.0
All Executive Officers and Directors as a Group (3)	Common	1,550,000	27.4

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2007 and 2006. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $33,000 and $25,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2007 and 2006 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to Allied fees of $5,000 in 2007 and $3,000 in 2006 for professional services rendered in connection with the preparation of Allied's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2007 and 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to Allied by Jones Simkins, P.C. as detailed above, were pre-approved by Allied’s audit committee. Jones Simkins, P.C. performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2007 and 2006:
Report of Independent Registered Public Accounting Firm

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 37 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of April, 2008.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruairidh Campbell	Director	April 4, 2008

Ruairidh Campbell

/s/ Ed Haidenthaller	Director	April 4, 2008

Ed Haidenthaller

/s/ Paul Crow	Director	April 4, 2008

Paul Crow

INDEX TO EXHIBITS

Exhibit	Description

3(i)	*	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i)	*	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii)	*	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii)	*	Drilling Agreement between Allied and Allstate Energy Corporation dated March 4, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	*	Escrow Agreement between Ruairidh Campbell, Dr. Stewart Jackson, Yvonne Cole and Allied dated June 18, 1999 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(v)	*	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(vi)	*	Gas Contract between Allstate Energy Corporation and Dominion dated January 1, 2002 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
14	*	Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-KSB filed on May 26, 2004).
31 Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Attached		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.