Form 10-Q
period 2008-03-31
ALLIED RESOURCES INC
filed 2008-05-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-29321

ALLIED RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-31390 (I.R.S. Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah 84105

(Address of principal executive offices) (Zip Code)

(801) 582-9609

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 15, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Allied,” “we,” “our,” “us,” “it,” and “its” refer to Allied Resources, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ALLIED RESOURCES, INC.
BALANCE SHEETS
	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$587,157	441,130
Accounts receivable	150,370	144,996
Other assets	-	2,643

Total current assets	737,527	588,769

Oil and gas properties (proven), net (successful
efforts method)	1,253,324	1,282,200
Deferred tax asset	962,000	995,000
Deposits	704,701	704,701

Total assets	$3,657,552	3,570,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,891	3,929
Accrued liabilities	-	5,600

Total current liabilities	24,891	9,529

Asset retirement obligation	162,963	160,966
Accrued tax liabilities	40,000	40,000

Total liabilities	227,854	210,495

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in-capital	9,723,302	9,723,302
Accumulated deficit	(6,299,257)	(6,368,780)
Total stockholders' equity	3,429,698	3,360,175
Total liabilities and stockholders' equity	$3,657,552	3,570,670

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF INCOME
Three Months Ended March 31, 2008 and 2007

	2008	2007

Oil and gas revenues	$293,829	163,377

Operating expenses:
Production costs	112,591	93,030
Depletion	28,876	9,779
General and administrative expenses	53,367	38,382

	194,834	141,191

Income from operations	98,995	22,186

Interest income	3,528	13,615

Income before provision for income taxes	102,523	35,801

Provision for income taxes - deferred	33,000	11,000

Net income	$69,523	24,801

Income per common share - basic and diluted	$0.01	-

Weighted average common shares - basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$69,523	24,801
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	28,876	9,779
Accretion expense	1,997	1,869
Deferred tax asset	33,000	11,000
Stock compensation expense	-	-
(Increase) decrease in:
Accounts receivable	(5,374)	(52,849)
Other assets	2,643	(23,964)
Increase (decrease) in:
Accounts payable	20,962	29,392
Accrued liabilities	(5,600)	-

Net cash provided by operating activities	146,027	28

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	146,027	28

Cash, beginning of period	441,130	1,107,191

Cash, end of period	$587,157	1,107,219

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in Allied’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Supplemental Cash Flow Information

During the three months ended March 31, 2007, Allied increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

Allied’s intends to utilize net cash flow from operations to continue to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. We believe that Allied can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is now under consideration. Allied also intends to continue to expand non-operated acquisitions of additional oil or gas producing properties.

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

Recent Acquisitions

•

Effective May 1, 2007 we acquired a non-operated 5.4221% working interest and net royalty interest of 3.9388%, in the Harper #2 well located within the Ramon Musquiz Survey, A-29, in Goliad, Texas. The Harper #2 well is operated by Hankey Oil Company of Houston, Texas and currently produces 1076 STBO and 30,402 MCFG per month from the Wilcox formation.

•

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

•

Effective October 1, 2007 we acquired a non-operated 3.73% working interest and a 2.68% net revenue interest in the Williams #1 well located within the John Alley Survey, A-3, Jackson County, Texas. The Williams #1 well is operated by Magnum Producing, LP of Corpus Christi, Texas and currently produces 1290 STBO and 8,580 MCFG per month from the Wilcox formation.

•

Effective October 1, 2007 we acquired a a non-operated 21% working interest and a 12.75% net revenue interest in the Brinkoeter #4 well located within the V. Ramos Survey, A-241, Goliad County, Texas. The Brinkoeter #4 well is operated by Marquee Corporation of Houston, Texas and currently produces 1,800 STBO and 600 MCFG per month from the Massive formation.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which could have an immediate impact on its efforts to maintain a positive net cash flow and could deter the anticipated expansion of its business. Historically, Allied has not generated sufficient net cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations of oil and gas production will prove correct or that production realized is sufficient to generate the revenue required for our continued operation. Should we be unable to generate sufficient net cash flow from our existing well interests, Allied may be forced to sell assets or seek debt or equity financing, as alternatives to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

Allied’s financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can future decreases in production. Allied’s continued success will depend on oil and natural gas prices and production quantities. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire economically recoverable oil and gas reserves is vital to continued operations. Unless Allied continues to obtain additional reserves, declines in production will eventually lead to significant decreases in revenue in spite of oil and gas pricing.

During the three month period ended March 31, 2008, Allied was focused on overseeing the operation of our oil and gas assets by independent operators, and evaluating opportunities for the development or acquisition of additional oil and gas assets.

THREE Months Ended MARCH 31	2008	2007	Change #	Change %

Average Daily Production

Oil (bbls/day)	10	-	10	100%
Natural gas (mcf/day)	322	310	12	4%
Barrels of oil equivalent (boe/day)	64	52	12	23%

Profitability

Petroleum and natural gas revenue	$293,829	$163,377	130,452	80%
Net Revenue	293,829	163,377	130,452	80%
Production and operating costs	112,591	93,030	19,561	21%
Field netback	181,238	70,347	110,891	158%
G&A	53,367	38,382	14,985	39%
Net cash flow from operations	127,871	31,965	95,906	300%
Depletion, depreciation and other charges	28,876	9,779	19,097	195%
Future income taxes	-	-	-	0%
Net earnings from operations	$98,995	$22,186	76,809	346%

Profitability per BOE

Oil and gas revenue (average selling price)	50.72	34.75	15.97	46%
Production and operating costs	19.43	19.79	(0.35)	-2%
Field netback ($/boe)	31.28	14.96	16.32	109%
Net earnings ($/boe)	17.09	4.72	12.37	262%
Cash flow from operations ($/boe)	22.07	6.08	15.27	225%

Gross Revenue

Gross revenue for the three month period ended March 31, 2008 increased to $293,829 from $163,377 for the comparable period ended March 31, 2007, an increase of 80%. The increase in gross revenue in the current three month period can be attributed both to the realization of gross revenue from recently acquired well interests in Texas and increases in the prices paid for energy. Gross production of oil for the three month period ended March 31, 2008 increased to 877 bbls from 0 bbls for the three month period ended March 31, 2006. Gross production of gas for the three month period ended March 31, 2008 increased to 29,330 MCF from 27,870 MCF for the three month period ended March 31, 2007, an increase of 5%. Average oil and natural gas prices realized increased on a daily basis to $50.72 per BOE over the three months ended March 31, 2008 from $34.75 per BOE on a daily basis over the three months ended March 31, 2007, an increase of 46%.

Allied anticipates that gross revenue will continue to increase as energy prices rise and efforts to increase production by development or acquisition are realized.

Net Income

Net income after provision for income taxes for the three month period ended March 31, 2008 was $69,523 as compared to net income after provision for income taxes of $24,801 for the comparable period ended March 31, 2007, an increase of 180%. The increase in net income in the current three month period can be attributed to the increase in oil and gas revenues. Management expects that net income will increase in future periods as revenues increase.

Expenses

General and administrative expenses for the three month period ended March 31, 2008 increased to $53,367 from $38,382 for the comparable period ended March 31, 2007, an increase of 39%. The increase in general administrative expenses in the current three month period can be primarily attributed to increases in accounting and professional fees. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the three month periods ended March 31, 2008, and March 31, 2007 were $28,876 and $9,779 respectively.

Direct production expenses for the three month periods ended March 31, 2008, and March 31, 2007 were $112,591 and $93,030 respectively, an increase of 21%. Direct production expenses include the cost of maintaining the wells imposed by independent operators, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs over the current three month period can be attributed to those costs associated with the acquisition of new well interests in Texas. Allied expects that direct production expenses will continue to increase over future periods as the ages of our wells increase and we continue to acquire or develop new production.

Income Tax Expense

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

Liquidity and Capital Resources

Cash flow provided by operations for the three month period ended March 31, 2008 was $146,027 as compared to cash flow provided by operations of $28 for the comparable period ended March 31, 2007. The increase in cash flow provided by operations can be primarily attributed to the increase in net income and a decrease in the deferred tax asset over the current period. Allied expects to increase cash flow provided by operations in future periods.

Cash flow from investing activities for the three month periods ended March 31, 2008 and March 31, 2007 was $0. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the three month periods ended March 31, 2008 and March 31, 2007 was $0. Allied does not expect to realize cash flow in financing activities in the near term.

Allied has a working capital surplus of $712,636 as of March 31, 2008 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2008.

Since earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements as of March 31, 2008.

Commitments for future capital expenditures were not material at year-end.

Allied has no defined benefit plan or contractual commitment with any of its officers or directors.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2007, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123R and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2007 and 2006, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

The preparation of financial statements requires Allied’s management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, Allied evaluates estimates. Allied bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. Allied is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on Allied’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on Allied’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Allied is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Allied’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to Allied’s Business

We have a history of significant operating losses, which losses may reoccur in the future.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,299,257 at March 31, 2008. Although we have recorded a net income of $69,523 for the three month period ended March 31, 2008, we may return to operating losses in the future if revenues decline as the result of depleted oil and gas resources or price decreases, combined with the increased operating expenses that can be anticipated from aging wells. Our expectation of continued profitability depends on the sustainability of current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Risks Related to Allied’s Stock

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Resources, Inc.

/s/ Ruairidh Campbell                                   May 15, 2008

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

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

      *      Incorporated by reference to previous filings of Allied.