Form 10-Q
period 2008-06-30
ALLIED RESOURCES INC
filed 2008-08-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$727,846	441,130
Accounts receivable	214,452	144,996
Other assets	-	2,643
Total current assets	942,298	588,769

Oil and gas properties (proven), net (successful
efforts method)	1,223,454	1,282,200
Deferred tax asset	894,000	995,000
Deposits	704,701	704,701
Total assets	$3,764,453	3,570,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,793	3,929
Accrued liabilities	-	5,600
Total current liabilities	2,793	9,529

Asset retirement obligation	164,960	160,966
Accrued tax liabilities	40,000	40,000
Total liabilities	207,753	210,495

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in-capital	9,723,302	9,723,302
Accumulated deficit	(6,172,255)	(6,368,780)

Total stockholders' equity	3,556,700	3,360,175
Total liabilities and stockholders' equity	$3,764,453	3,570,670

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED STATEMENTS OF INCOME
Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Oil and gas revenues	$399,323	226,915	693,152	390,292

Operating expenses:
Production costs	141,720	119,933	254,311	212,963
Depletion	29,869	10,375	58,745	20,154
General and administrative expenses	35,902	35,109	89,269	73,491

	207,491	165,417	402,325	306,608

Income from operations	191,832	61,498	290,827	83,684

Interest income	3,170	14,811	6,698	28,426

Income before provision
for income taxes	195,002	76,309	297,525	112,110

Provision for income taxes - deferred	68,000	24,000	101,000	35,000

Net income	$127,002	52,309	196,525	77,110

Income per common share -
basic and diluted	$0.02	0.01	0.03	0.01

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$196,525	77,110
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	58,746	20,154
Accretion expense	3,994	3,737
Deferred tax asset	101,000	35,000
(Increase) decrease in:
Accounts receivable	(69,456)	(19,700)
Other assets	2,643	(52,592)
Increase (decrease) in:
Accounts payable	(1,136)	5,365
Accrued liabilities	(5,600)	-

Net cash provided by operating activities	286,716	69,074

Cash flows from investing activities:
Purchase of oil and gas properties	-	(180,100)

Net cash used in investing activities	-	(180,100)

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	286,716	(111,026)

Cash, beginning of period	441,130	1,107,191

Cash, end of period	$727,846	996,165

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

Allied’s intends to utilize net cash flow from operations to purchase additional non-operated oil and gas producing properties, acquire available oil and gas leases as a licensed operator and implement improved production practices on existing wells. Our criteria for purchasing producing oil and gas properties is defined by short term returns on our investment, long term growth in cash flows, and potential for additional development. We are also focused on acquiring oil and gas leases with proven historical production that can translate into future revenue. The recent rise in energy prices has transformed many abandoned oil and gas leases into valuable prospects for revitalized production. Meanwhile we continue to focus on enhancing production from our existing inventory of wells.

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

Our working interest is defined as interest in oil and gas that includes responsibility for all drilling, developing, and operating costs varying from 3.73% to 21%. Our net revenue interest is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 2.68% to 12.75%.

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

•

Effective October 1, 2007 we acquired a non-operated 21% working interest and a 12.75% net revenue interest in the Brinkoeter #4 well located within the V. Ramos Survey, A-241, Goliad County, Texas. The Brinkoeter #4 well is operated by Marquee Corporation of Houston, Texas and currently produces 1,800 STBO and 600 MCFG per month from the Massive formation.

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

During the six month period ended June 30, 2008 Allied was focused on overseeing the operation of our oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

SIX Months Ended JUNE 30	2008	2007	Change #	Change %

Average Daily Production

Oil (bbls/day)	11	2	9	459%
Natural gas (mcf/day)	319	306	13	5%
Barrels of oil equivalent (boe/day)	64	53	11	21%

Profitability

Petroleum and natural gas revenue	$693,152	$390,292	302,860	78%
Net Revenue	693,152	390,292	302,860	78%
Production and operating costs	254,311	212,963	41,348	19%
Field netback	438,841	177,329	261,5121	147%
G&A	89,269	73,491	15,778	21%
Depletion, depreciation and other charges	58,745	20,154	38,591	191%
Future income taxes	-	-	-	0%
Net earnings from operations	$290,827	$83,684	207,143	248%

Profitability per BOE

Oil and gas revenue (average selling price)	59.35	40.69	18.67	46%
Production and operating costs	21.78	22.20	(0.42)	-2%
Field netback ($/boe)	37.58	18.49	19.09	103%
Net earnings ($/boe)	24.90	8.72	16.18	185%
Cash flow from operations ($/boe)	29.93	10.82	19.11	177%

Gross Revenue

Gross revenue for the three month period ended June 30, 2008 increased to $399,323 from $226,915 for the comparable period ended June 30, 2007, an increase of 76%. Gross revenue for the six month period ended June 30, 2008 increased to $693,152 from $390,292 for the comparable period ended June 30, 2007, an increase of 78%. The increase in gross revenue in the current three and six month periods can be attributed both to the realization of gross revenue from recently acquired well interests in Texas and increases in the prices paid for energy. Gross production of oil for the six month period ended June 30, 2008 increased to 2,064 bbls from 369 bbls for the six month period ended June 30, 2007, an increase of 459%. Gross production of gas for the six month period ended June 30, 2008 increased to 58,024 MCF from 55,388 MCF for the six month period ended June 30, 2007, an increase of 5%. Average oil and natural gas prices realized increased on a daily basis to $59.35 per BOE over the six months ended June 30, 2008 from $40.69 per BOE on a daily basis over the six months ended June 30, 2007, an increase of 46%.

Allied anticipates that gross revenue will continue to increase in the near term as pricing in July of 2008 reached a record high price for a barrel of oil but may diminish over the long term as energy prices fluctuate and efforts to increase production by development or acquisition may or may not be realized.

Net Income

Net income after provision for income taxes for the three month period ended June 30, 2008 was $127,002 as compared to net income after provision for income taxes of $52,309 for the comparable period ended June 30, 2007, an increase of 143%. Net income after provision for income taxes for the six month period ended June 30, 2008 was $196,525 as compared to net income after provision for income taxes of $77,110 for the comparable period ended June 30, 2007, an increase of 155%. The increase in net income in the current three and six month periods can be attributed to the increase in oil and gas revenues and production. Management expects that net income will continue to increase in near term future periods as revenues increase as the result of energy prices and new production.

Expenses

General and administrative expenses for the three month period ended June 30, 2008 increased to $35,902 from $35,109 for the comparable period ended June 30, 2007, an increase of 2%. General and administrative expenses for the six month period ended June 30, 2008 increased to $89,269 from $73,491 for the comparable period ended June 30, 2007, an increase of 21%. The increase in general administrative expenses in the three and six month periods can be primarily attributed to increases in accounting, consulting and professional fees. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the three month periods ended June 30, 2008, and June 30 were $29,869 and $10,375 respectively. Depletion expenses for the six month periods ended June 30, 2008, and June 30, 2007 were $58,745 and $20,154 respectively. Depletion expenses will continue to increase as our oil and gas assets age.

Direct production expenses for the three month periods ended June 30, 2008, and June 30, 2007 were $141,720 and $119,933 respectively, an increase of 18%. Direct production expenses for the six month periods ended June 30, 2008 and June 30, 2007 were $254,311 and $212,963, an increase of 19%. Direct production expenses include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs over the current three and six month periods can be attributed to those costs associated with the acquisition of new well interests in Texas. Allied expects that direct production expenses will continue to increase over future periods as the ages of our wells increase and we continue to acquire or develop new production.

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

Liquidity and Capital Resources

Cash flow provided by operations for the six month period ended June 30, 2008 was $286,716 as compared to cash flow provided by operations of $69,074 for the comparable period ended June 30, 2007. The increase in cash flow provided by operations in the current period can be primarily attributed to the increase in net income, an increase in depletion and amortization and an increase in a deferred tax asset over the comparable prior period. Allied expects to increase cash flow provided by operations in future periods.

Cash flow used in investing activities for the six month periods ended June 30, 2008 was $0 as compared to cash flow used in investing activities of $180,100 for the comparable period ended June 30, 2007. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the six month periods ended June 30, 2008 and June 30, 2007 was $0. Allied does not expect to realize cash flow in financing activities in the near term.

Allied has a working capital surplus of $939,505 as of June 30, 2008 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2008.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at quarter-end.

Allied has no defined benefit plan or contractual commitments with any of its officers or directors.

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

The Company has no outstanding stock options or related stock option expense as of June 30, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Allied’s management concluded, as of the end of the period covered by this report, that Allied’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,172,255 at June 30, 2008. Although we have recorded a net income of $196,525 for the six month period ended June 30, 2008, we may return to operating losses in the future if revenues decline as the result of depleted oil and gas resources or price decreases, combined with the increased operating expenses that can be anticipated from aging wells. Our expectation of continued profitability depends on the sustainability of current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

/s/ Ruairidh Campbell                                   August 14, 2008

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