Form 10-K/A
period 2007-12-31
ALLIED RESOURCES INC
filed 2008-08-22
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☑.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (4,103,011 shares) was approximately $2,790,011 based on the average closing bid and asked prices ($0.65) for the common stock on August 20, 2008.

At August 20, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

Explanatory Note

This Form 10K/A has been amended to (i) remove a certain non-GAAP measure titled Net Cash Flow from Operations from the table inserted into our Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) to provide certain disclosure in the Notes to Financial Statements sub-titled Oil and Gas Producing Activities and to delete references to contract drilling rights that are not applicable to our operations; (iii) to correct our disclosure in the section titled Controls and Procedures; and to (iv) rectify the certification provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Texas Operators

Each of our Texas acquisitions has a different operator. A brief description of the operators is as follows:

•

Hankey Oil Company of Houston, Texas, was founded in 1981. Since inception they focused their efforts on the Texas Gulf Coast. Hankey utilize s a 3D geophysical workstation technology to develop their drilling prospects.

•	Magnum Producing, LP of Corpus Christi, Texas, has been operation along South Texas and the Gulf Coast since the mid-1980s. Magnum has 15 employees and operates approximately 150 wells.

•

Marquee Corporation of Houston, Texas, became involved in the oil and gas business in 1981. Marquee has 4 full-time employees operating approximately 100 wells. Zinn Petroleum Co . is the operating arm of the company.

•	Marshall & Winston, Inc. of Midland, Texas, began as a royalty company in 1928. Marshall currently operate s approximately 100 wells in and around the Midland area, and has 14 employees.

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

*includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of August 20, 2008. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 13 gross wells and 0.83 net wells in Texas as of August 20, 2008. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

Drilling Activity

Allied has drilled no productive or dry exploratory or developmental wells in the last three fiscal years.

Present Activities

As of the date of this current report on for 10-K/A, Allied is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

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

Common Stock

As of August 20, 2008, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of August 20, 2008, Allied had no outstanding warrants to purchase shares of our common stock.

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

 Gross Revenue

Gross revenue for the twelve month period ended December 31, 2007 increased to $915,595 from $909,791 for the comparable period ended December 31, 2006, an increase of 1%. Oil production increased and gas production decreased, while price s paid for energy remained relatively consistent over the periods. Gross production of oil for the twelve month period ended December 31, 2007 increased to 1,534 bbls from 612 bbls for the twelve month period ended December 31, 2006, an increase of 151% due primarily to the acquisition of additional oil producing properties in 2007. Gross production of gas for the twelve month period ended December 31, 2007 decreased to 122,750 MCF from 127,562 MCF for the twelve month period ended December 31, 2006, a decrease of 4%, due to declines in gas production from our West Virginia properties.

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

     Report of Independent Registered Public Accounting Firm                    F-2

     Balance Sheets                                                                                   F-3

     Statements of Operations                                                                     F-4

     Statements of Stockholders’ Equity (Deficit)                                          F-5

     Statements of Cash Flows                                                                     F-6

     Notes to Financial Statements                                                                F-7

     Supplementary Schedules on Oil and Gas Operations                               F-14

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

If proved reserves are not found, the capitalized costs of drilling the well are charged to expense. However, if an exploratory well is determined to have found oil and gas reserves, but those reserves cannot be classified as proved when drilling is completed, the capitalized drilling costs are continued to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and progress is being made in assessing the reserves and the economic and operating viability of the project. The Company does not have any capitalized exploratory well costs that are pending the determination of proved reserves. Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Note 2 – Oil and Gas Properties

Oil and gas properties consists of the following:

     2007           2006

     Oil and gas properties (successful efforts method)                       $     8,513,291     7,678,346

     Capitalized costs related to asset retirement obligation                            93,499          89,499

                                                                                                            8,606,790     7,767,845
     Less accumulated depreciation, depletion and
      amortization                                                                                (7,324,590)     (7,204,240)

                                                                                                  $      1,282,200          563,605

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

     2007     2006

     Balance at beginning of year     $     149,458     142,341

     Additional obligations incurred             4,000          -

     Accretion expense                             7,508         7,117

     Balance at end of year        $          160,966       149,458

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                        2007     2006

     Federal income tax at statutory rate     $     69,000     124,000

     Other                                                       (6,000)        1,000

                                                              $     63,000     125,000

Deferred tax assets (liabilities) are comprised of the following:

                                                                    2007            2006

     Net operating loss carryforwards     $     983,000     1,050,000
     Asset retirement obligation                       37,000         32,000

     Depletion and amortization                     (25,000)        (24,000)

                                                           $     995,000      1,058,000

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

The Company’s NOL amounts and related years of expiration are as follows:

     Year Generated     Amount     Year of Expiration

     1995               $     558,000     2010

     1996                      162,000     2011
     1998                      110,000     2018
     1999                   1,980,000     2019

     2001                         4,000     2021
     2002                       78,000     2022

                        $     2,892,000

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Capitalized Costs Relating to Oil and Gas Producing Activities

     December 31,

     2007     2006

Proved oil and gas properties and related equipment     $     8,513,291     7,678,346

Unproved oil and gas properties                                                     -                  -

Asset retirement obligation                                                    93,499          89,499

     Subtotal                                                                       8,606,790     7,767,845

Accumulated depreciation, depletion and amortization

and valuation allowances                                                 (7,324,590)     (7,204,240)

                                                                           $          1,282,200          563,605

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                            December 31,

                                                            2007     2006

Acquisition of properties:

     Proved                                      $ 834,945     -
     Unproved                                  $     -           -
Exploration costs                             $     -           -
Development costs                          $     -           -

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      December 31,

                                                                                       2007         2006

Oil and gas – sales                                                 $     915,595       909,791
Production costs net of reimbursements                       (471,037)     (390,420)

Exploration costs               -     -

Depreciation, depletion and amortization

and valuation provisions                                              (120,350)       (49,246)

Net income before income taxes                                   324,208       470,125

Income tax expense                                                     110,000       160,000

Results of operations from producing activities
(excluding corporate overhead and interest costs)    $     214,208     310,125

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
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

                                                                                                                  Years Ended
                                                                                                               December 31,

                                                                                                               2007                    2006

Future cash inflows                                                                  $     12,220,000             12,901,000

Future production and development costs                                          (7,373,000)            (6,601,000)
Future income tax expenses                                                             (1,648,000)            (2,142,000)

                                                                                                       3,199,000               4,158,000

10% annual discount for estimated timing of cash flows                     (1,448,000)            (2,330,000)

Standardized measure of discounted future net cash flows           $      1,751,000              1,828,000

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2007 and 2006

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

                                                                                                         Years Ended
                                                                                                           December 31,

                                                                                                              2007                          2006

Balance, beginning of year                                                                  $     1,828,000            2,736,000

Sales of oil and gas produced net of production costs                                    (423,000)            (516,000)

Net changes in prices and production costs                                                    588,000          (1,082,000)

Extensions and discoveries, less related costs                                                      -                        -

Purchase and sales of minerals in place                                                         470,000                   -

Revisions of estimated development costs                                                           -                        -

Revisions of previous quantity estimate                                                         (671,000)            977,000
Accretion of discount                                                                                    183,000             273,000

Net changes in income taxes                                                                        (224,000)          (560,000)

Balance, end of year                                                                           $      1,751,000          1,828,000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Allied’s management concluded, as of the end of the period covered by this report, that Allied’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of Allied is responsible for establishing and maintaining adequate internal control over financial reporting. Allied’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Allied’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Allied’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Allied’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management did not identify any material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Allied’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Family Relationships

There are no family relationships between or among the directors or executive officers.

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

Code of Ethics

Allied has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Allied has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K/A. Further, Allied’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting Allied.

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

We had no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation” or “Post Employment Payments” to report as of December 31, 2007.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 5,653,011 shares of common stock issued and outstanding as of August 20, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K/A:

     Financial Statements of The Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 37 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of August, 2008.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date

/s/ Ruairidh Campbell          Director     August 20, 2008

Ruairidh Campbell

/s/ Ed Haidenthaller     Director     August 20, 2008

Ed Haidenthaller

/s/ Paul Crow     Director     August 20, 2008

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