Form 10-Q/A
period 2008-03-31
ALLIED RESOURCES INC
filed 2008-08-22
CIK 1211524

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

Explanatory Note

This Form 10Q/A has been amended to (i) remove a certain non-GAAP measure titled Net Cash Flow from Operations from the table inserted into our Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) correct our disclosure in the section titled Controls and Procedures; and to (iii) rectify the certification provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

/s/ Ruairidh Campbell                                   August 21, 2008

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