Form 10-K/A
period 2007-12-30
ALLIED RESOURCES INC
filed 2008-09-25
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

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

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (4,103,011 shares) was approximately $2,872,108 based on the average closing bid and asked prices ($0.70) for the common stock on September 23, 2008.

At September 23, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

Explanatory Note

This Form 10K/A-2 has been amended to correct our disclosure in Item 9A titled Controls and Procedures.

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

There are numerous significant independent oil and gas producers in Goliad County, including Petrohawk Operating, Chesapeake Operating, T-C Oil, Ventex Operating, Charro Operating, and KCS Resources.

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

Allied’s shares are speculative and involve a high degree of risk. There can be no guarantee that shareholders will realize a substantial return on an investment, or any return at all, or that he or she will not lose their entire investment. For this reason, each investor should read this Form 10-K/A-2 carefully and should consult with his or her legal counsel, accountant(s), or business advisor(s) prior to making any investment decision.

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

*includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of September 23, 2008. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 13 gross wells and 0.83 net wells in Texas as of September 23, 2008. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

Drilling Activity

Allied has drilled no productive or dry exploratory or developmental wells in the last three fiscal years.

Present Activities

As of the date of this current report on 10-K/A-2, Allied is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

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

Common Stock

As of September 23, 2008, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of September 23, 2008, Allied had no outstanding warrants to purchase shares of our common stock.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A-2, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Allied’s management concluded, as of the end of the period covered by this report, that Allied’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Code of Ethics

Allied has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Allied has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K/A-2. Further, Allied’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting Allied.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 5,653,011 shares of common stock issued and outstanding as of September 23, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K/A-2:

     Financial Statements of The Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 37 of this Form 10-K/A-2, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A-2 because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

35

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of September, 2008.

ALLIED RESOURCES, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date

/s/ Ruairidh Campbell               Director     September 24, 2008

Ruairidh Campbell

/s/ Ed Haidenthaller                 Director     September 24, 2008

Ed Haidenthaller

/s/ Paul Crow                         Director     September 24, 2008

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