Form 10-Q
period 2008-09-30
ALLIED RESOURCES INC
filed 2008-11-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 13, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$907,406	441,130
Accounts receivable	196,215	144,996
Other assets	-	2,643
Total current assets	1,103,621	588,769

Oil and gas properties (proven), net (successful
efforts method)	1,195,273	1,282,200
Deferred tax asset	852,000	995,000
Deposits	704,701	704,701
Total assets	$3,855,595	3,570,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,936	3,929
Accrued liabilities	-	5,600
Total current liabilities	7,936	9,529

Asset retirement obligation	166,957	160,966
Accrued tax liabilities	40,000	40,000
Total liabilities	214,893	210,495

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in-capital	9,723,302	9,723,302
Accumulated deficit	(6,088,253)	(6,368,780)

Total stockholders' equity	3,640,702	3,360,175

Total liabilities and stockholders' equity	$3,855,595	3,570,670

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Oil and gas revenues	$324,317	221,037	1,017,469	611,329

Operating expenses:
Production costs	129,111	114,178	383,422	327,141
Depletion	28,182	10,276	86,927	30,430
General and administrative expenses	44,674	52,636	133,943	126,127

	201,967	177,090	604,292	483,698

Income from operations	122,350	43,947	413,177	127,631

Interest income	3,652	11,598	10,350	40,024

Income before provision for income taxes	126,002	55,545	423,527	167,655

Provision for income taxes - deferred	42,000	27,000	143,000	62,000

Net income	$84,002	28,545	280,527	105,655

Income per common share -
basic and diluted	$0.01	0.01	0.05	0.02

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$280,527	105,655
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	86,927	30,430
Accretion expense	5,991	5,605
Deferred tax asset	143,000	62,000
(Increase) decrease in:
Accounts receivable	(51,219)	(9,433)
Other assets	2,643	-
Deposits	-	(79,538)
Increase (decrease) in:
Accounts payable	4,007	10,089
Accrued liabilities	(5,600)	16,800
Accrued tax liabilities	-	(20,000)

Net cash provided by operating activities	466,276	121,608

Cash flows from investing activities:
Purchase of oil and gas properties	-	(510,205)

Net cash used in investing activities	-	(510,205)

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	466,276	(388,597)

Cash, beginning of period	441,130	1,107,191

Cash, end of period	$907,406	718,594

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

September30, 2008

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

Note 4 – Stock Options

During 2008, the Company has adopted a stock option plan (the Plan). Under the Plan, the Company may grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. As of September 30, 2008, no options have been granted.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

Allied’s intends to utilize net cash flow from operations to purchase additional non-operated oil and gas producing properties, acquire available oil and gas leases as a licensed operator and implement improved production practices on existing wells. Our criteria for purchasing producing oil and gas properties is defined by short term returns on our investment, long term growth in cash flows, and potential for additional development. We are also focused on acquiring oil and gas leases with proven historical production that can translate into future revenue. The recent decrease in energy prices has increased the inventory of abandoned oil and gas leases that may translate into future valuable prospects for revitalized production. Meanwhile we continue to focus on enhancing production from our existing inventory of wells.

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

Recent Acquisitions

•

Effective May 1, 2007 we acquired a non-operated 5.4221% working interest and net royalty interest of 3.9388%, in the Harper #2 well located within the Ramon Musquiz Survey, A-29, in Goliad, Texas. The Harper #2 well is operated by Hankey Oil Company of Houston, Texas and produces from the Wilcox formation.

•	Effective August 1, 2007 we acquired a non-operated 5.4375% working interest and various net revenue interests ranging from 4.2275% to 4.2325% in ten properties located in Sections 24, 41, 42 and 46 of the CCSD & RGNG RR Co. Survey, Edwards County Texas. The properties are operated by Marshall & Winston, Inc. of Midland, Texas and produce the Frances Hill (Penn Lower) field from the Canyon Sands formation.

•	Effective October 1, 2007 we acquired a non-operated 3.73% working interest and a 2.68% net revenue interest in the Williams #1 well located within the John Alley Survey, A-3, Jackson County, Texas. The Williams #1 well is operated by Magnum Producing, LP of Corpus Christi, Texas and produces from the Wilcox formation.

•	Effective October 1, 2007 we acquired a non-operated 21% working interest and a 12.75% net revenue interest in the Brinkoeter #4 well located within the V. Ramos Survey, A-241, Goliad County, Texas. The Brinkoeter #4 well is operated by Marquee Corporation of Houston, Texas and produces from the Massive formation.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on net cash flow. The recent downturn in the prices paid for oil and natural gas is one good example of uncertainties associated with the energy sector. Another is the uncertainty associated with production volumes as older wells deplete over time. However, decreases in prices on can also translate into new opportunities, such as the purchase of additional production at today’s low points, on the expectation that volatility in energy prices will trend up again in the near term.

Results of Operations

Allied’s financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can future decreases in production. Allied’s continued success will depend on oil and natural gas prices and production quantities. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire economically recoverable oil and gas reserves is vital to continued operations. Unless Allied continues to obtain additional reserves, declines in production will eventually lead to significant decreases in revenue.

During the nine month period ended September 30, 2008 Allied was focused on overseeing the operation of our oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

NINE Months Ended SEPTEMBER 30	2008	2007	Change #	Change %

Average Daily Production

Oil (bbls/day)	10	2	8	400%
Natural gas (mcf/day)	320	308	12	4%
Barrels of oil equivalent (boe/day)	63	53	10	19%

Profitability

Petroleum and natural gas revenue	$1,017,069	$611,329	406,140	66%
Net Revenue	1,017,069	611,329	406,140	66%
Production and operating costs	383,422	327,141	56,281	17%
Field netback	634,047	284,188	349,859	123%
G&A	133,943	126,127	7,816	6%
Depletion, depreciation and other charges	86,927	30,430	56,497	186%
Future income taxes	-	-	-	0%
Net earnings from operations	$413,177	$127,631	285,546	224%

Profitability per BOE

Oil and gas revenue (average selling price)	58.63	42.14	16.49	39%
Production and operating costs	22.10	22.55	(0.46)	-2%
Field netback ($/boe)	36.54	19.59	16.95	87%
Net earnings ($/boe)	23.81	8.80	15.01	171%
Cash flow from operations ($/boe)	28.82	10.90	17.92	164%

Gross Revenue

Gross revenue for the three month period ended September 30, 2008 increased to $324,317 from $221,027 for the comparable period ended September 30, 2007, an increase of 47%. Gross revenue for the nine month period ended September 30, 2008 increased to $1,017,469 from $611,329 for the comparable period ended September 30, 2007, an increase of 66%. The increase in gross revenue in the current three and nine month periods can be attributed both to the realization of gross revenue from recently acquired well interests in Texas and increases in the prices paid for energy. Gross production of oil for the nine month period ended September 30, 2008 increased to 2,737 bbls from 519 bbls for the nine month period ended September 30, 2007, an increase of 427%. Gross production of gas for the nine month period ended September 30, 2008 increased to 87,721 MCF from 83,912 MCF for the nine month period ended September 30, 2007, an increase of 4%. Average oil and natural gas prices realized increased on a daily basis to $58.63 per BOE over the nine months ended September 30, 2008 from $42.14 per BOE on a daily basis over the nine months ended September 30, 2007, an increase of 39%.

Allied anticipates that gross revenue will decrease in the near term as prices paid for oil and gas have significantly diminished since July of 2008 though management believes that prices will again trend upward over the long term.

Net Income

Net income after provision for income taxes for the three month period ended September 30, 2008 was $84,002, as compared to net income after provision for income taxes of $28,545 for the comparable period ended September 30, 2007, an increase of 194%. Net income after provision for income taxes for the nine month period ended September 30, 2008 was $280,527 as compared to net income after provision for income taxes of $105,655 for the comparable period ended September 30, 2007, an increase of 166%. The increase in net income in the current three and nine month periods can be attributed to the increase in oil and gas revenues and production. Management expects that net income will decrease in near term future periods in line with decreases in revenues due to current energy prices.

Expenses

General and administrative expenses for the three month period ended September 30, 2008 decreased to $44,674 from $52,636 for the comparable period ended September 30, 2007, a decrease of 15%. General and administrative expenses for the nine month period ended September 30, 2008 increased to $133,943 from $126,127 for the comparable period ended September 30, 2007, an increase of 6%. The increase in general administrative expenses over the nine month periods can be primarily attributed to increases in accounting, consulting and professional fees. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the three month periods ended September 30, 2008, and September 30, 2007 were $28,182 and $10,276 respectively. Depletion expenses for the nine month periods ended September 30, 2008, and September 30, 2007 were $86,927 and $30,430 respectively. Depletion expenses will continue to increase as our oil and gas assets age.

Production costs for the three month periods ended September 30, 2008, and September 30, 2007 were $129,111 and $114,178 respectively, an increase of 13%. Direct production expenses for the nine month periods ended September 30, 2008 and September 30, 2007 were $383,422 and $327,141, an increase of 17%. Direct production expenses include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs over the current three and nine month periods can be attributed to those costs associated with well maintenance to enhance production. Allied expects that direct production expenses will continue to increase over future periods as the ages of our wells increase and we continue to acquire or develop new production.

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

Liquidity and Capital Resources

Cash flow provided by operations for the nine month period ended September 30, 2008 was $466,276 as compared to cash flow provided by operations of $121,608 for the comparable period ended September 30, 2007. The increase in cash flow provided by operations in the current period can be primarily attributed to the increase in net income, an increase in depletion and amortization and an increase in a deferred tax asset over the prior period. Allied expects to that cash flow provided by operations may decrease in near term future periods.

Cash flow used in investing activities for the nine month periods ended September 30, 2008 was $0 as compared to cash flow used in investing activities of $510,205 for the comparable period ended September 30, 2007. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the nine month periods ended September 30, 2008 and September 30, 2007 was $0. Allied does not expect to realize cash flow in financing activities in the near term.

Allied has a working capital surplus of $1,095,685 as of September 30, 2008 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2008 and into 2009.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at quarter-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of September 30, 2008, no options have been granted.

Allied has entered into an agreement for the continued engagement of its chief executive officer for a five year term effective July 1, 2008. The terms of the agreement include a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2008, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this report because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	uncertainties related to production volumes of oil and gas;

•	the sufficiency of existing capital resources;

•	uncertainties related to future oil and gas prices;

•	uncertainties related the quantity of our reserves of oil and gas;

•	the volatility of the stock market and;

•	general economic conditions.

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

The Company has no outstanding stock options or related stock option expense as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you might lose all or part of your investment.

Risks Related to Allied’s Business

We have a history of significant operating losses, which losses may reoccur in the future.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,088,253 at September 30, 2008. Although we have recorded a net income of $280,527 for the nine month period ended September 30, 2008, we may return to operating losses in the future if revenues decline as the result of depleted oil and gas resources or price decreases, combined with the increased operating expenses that can be anticipated from aging wells. Our expectation of continued profitability depends on the sustainability of current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Allied does not pay dividends.

Allied has not paid dividends on its common stock since inception and has no present intention of paying dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Shareholders should not expect any direct cash flow from maintaining their investment in Allied stock.

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

Allied Resources, Inc.

_/s/ Ruairidh Campbell                                   November 13, 2008

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit          Description

3(i) *	Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
3(ii) *	Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).
10(i) *	Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(ii) *	Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iii) *	Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).
10(iv)	Consulting Agreement between Allied and Ruairidh Campbell dated July 1, 2008 (attached).
14 *	Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-KSB filed on May 26, 2004).
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).
99	Allied Resources, Inc. 2008 Stock Option Plan (attached).

     *      Incorporated by reference to previous filings of Allied.