Form 10-K
period 2008-12-31
ALLIED RESOURCES INC
filed 2009-03-31
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (4,103,011 shares) was approximately $635,967 based on the average closing bid and asked prices ($0.155) for the common stock on March 27, 2009.

At March 27, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Allied,” “it,” “its,” “we,” “our,” “us,” refer to Allied Resources, Inc., and our predecessors, unless the context indicates otherwise.

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

Allied’s principal place of business is located at 1403 East 900 South, Salt Lake City, Utah, 84105. Our telephone number is (801) 582-9609. Our registered statutory office is located at The UPS Store 1650, 3395 South Jones Boulevard, Las Vegas, Nevada 89146.

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

The terms of the operating agreement, as amended, grant Allstate the exclusive right to conduct operations in respect to our interests in our wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment, or other property attached to the wells under the operating agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the operating agreement, as amended, Allstate is permitted to make capital expenditures on the wells up to $5,000 without notifying Allied of the expense. However, notice of amounts to be spent over $5,000 must be provided to us prior to expenditure for our approval if we own a majority interest in the specific well. Likewise, the abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned. The operating agreement, as amended, further prohibits us from selecting an alternative operator of the wells unless we are prepared to purchase Allstate’s interest in each specific well at fair market value. The surrender of leases under the operating agreement, as amended, can only be accomplished in the event that both Allied and Allstate consent to such surrender. Finally, we cannot sell our interest in any of the wells unless we first offer to sell such interests to Allstate on the same terms as are proposed for a third party purchaser.

Allstate has established, pursuant to the operating agreement, as amended, an interest bearing escrow account, whereby it has withheld up to 25% of the net income on each of our wells up to $5,000, to be used for capital improvement of the wells or if necessary plugging. The escrow account is currently fully funded to the extent provided by agreement.

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

Allied’s oil and gas interests in West Virginia in the aggregate currently produce on average of 59 STBO and 7,529 MCFG per month.

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

Allied’s oil and gas interests in Texas in the aggregate currently produce on average of 220 STBO and 1.712 MCFG per month.

Exploration, Development and Operations

Allied intends to continue to purchase non-operated oil and gas producing properties, acquire oil and gas leases that it will operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The recent downturn in prices for energy have given rise to new opportunities to purchase interests in distressed oil and gas properties directly from banks and leasehold owners. Our cash position will enable us to consider more prospectively productive properties that might otherwise have been unavailable to us before the decline in energy prices.

We are further considering future prospects for exploration of the virtually untapped Marcellus shale formation that underlies Allied’s oil and gas interests in West Virginia, particularly in Ritchie County. The Marcellus Shale is a black shale of middle Devonian age that has formed under much of Pennsylvania, Ohio, New York, West Virginia and adjacent states to become a prospectively major reservoir for natural gas recovery. Drilling by other operators in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet. However, since exploration of the Marcellus shale in our area is relatively recent no natural gas reserves underlying our interests have been determined. Our future plans for exploring the Marcellus shale are further tempered by the high risk/reward ratio of exploratory drilling at the near term based on anticipated pricing for natural gas over the next twelve to eighteen months.

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

We believe that we can successfully compete against the independent companies in the near term by focusing our efforts on minimizing corporate expenses, efficiently developing current lease interests, acquiring distressed producing oil and gas leases for future development, cautious exploration activities based on current interests and a transition to operations for prospective acquisitions. Otherwise, Allied has a minimal competitive position in the oil and gas industry.

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

Allstate sells our gas production interest in West Virginia to three main purchasers, Dominion Field Services, and Equitable Resources, and Mountaineer Gas Co. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.75 per MCF (fixed contract price) to $14.92 per MCF during the year ended 2008. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate had fixed contracts with Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $38 per bbl to $126.26 per bbl during the year ended December 31, 2008.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2008 varied significantly between $38.75 and $133.64 per barrel over the period.

Gas and gas condensate is sold to Houston Energy Services Company LLC (Hankey), BML, Inc., and Enterprise Products Partners LP (Winston), Acock Operating Limited (Magnum) and dcpMidstream LP at prices determined by the Houston Ship Channel price or spot pricing less pipeline carrying costs and dehydration fees as applicable. The sale prices for Allied’s gas production in Texas fluctuated between $3.58 and $15.83 in 2008.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Allied currently operates under and holds no patents, trademarks, licenses, franchises, or concessions. Allied is not subject to any labor contracts. Each of Allied’s interests are subject to royalty payments.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2009.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2008, and are expected to continue to be significant in 2009:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. We maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2008, we have undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Employees

Allied has engaged its chief executive officer, Ruairidh Campbell, and one other support person, on a part time basis. Mr. Campbell spends approximately 20 hours a week providing services to Allied. Our independent operators are responsible for conducting oil and gas operations tied to our interests. Management uses oil and gas consultants, attorneys, and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

Allied’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

We have a history of significant operating losses, which losses may reoccur in the future.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,116,819 at December 31, 2008. Although we have recorded a net income of $251,961 for the twelve month period ended December 31, 2008, we may return to operating losses in the future as revenues decline as the result of depleted oil and gas resources and price decreases, combined with the increased operating expenses that can be anticipated from aging wells. Our expectation of continued profitability depends on an increase in current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

Allied has not paid dividends to the shareholders of its common stock.

Allied has not paid any dividends to the shareholders of its common stock and has no intention of paying dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions.

Allied may require additional capital funding.

Allied may require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

None.

ITEM 2.     PROPERTIES

Ritchie and Calhoun Counties, West Virginia

Allied currently realizes production in West Virginia from a total of 145 oil and gas wells with working interests ranging from 18.75% to 75%, producing a combination of varying amounts of oil and gas.

Annual Oil and Gas Production – West Virginia
	2008	2007	2006
Natural Gas	91,881 MCF	99,602 MCF	127,562 MCF
Oil	1,009 STB	703 STB	612 STB
Average production costs*	$3.16 per MCFE	$2.59 per MCFE	$2.57 per MCFE

     *includes lifting costs, maintenance costs, and severance taxes

Goliad, Edwards and Jackson Counties, Texas

Allied currently realizes production in Texas from a total of 13 oil and gas wells with working interests ranging from 3.73% to 21% and net revenue interests varying from 2.68% to 12.75%, after deduction of royalties, in a total of 13 wells on four leases.

Annual Oil and Gas Production – Texas
	2008	2007
Natural Gas	20,539 MCF	11,148 MCF
Oil	2,641 STB	1,629 STB
Average production costs*	$1.54 MCFE	$1.53 MCFE

*includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of December 31, 2008. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 13 gross wells and 0.83 net wells in Texas as of December 31, 2008. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

Drilling Activity

Allied has drilled no productive or dry exploratory or developmental wells in the last three fiscal years.

Present Activities

As of the date of this current report on 10-K, Allied is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2008 and 2007 by Sure Engineering LLC.

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

Oil reserves increased as of December 31, 2008 by 6,030 bbl due to a successful work over of the Brinkoeter #4 well by the Marquee Corporation.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2008 and 2007.

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

Proved Developed Reserves
	Years Ended December 31,
	2008		2007
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Beginning of year	16,450	1,422,051	5,264	1,558,439
Revision in previous estimates	6,030	(296,106)	2,319	(119,433)
Discoveries and extension	-	-	-	-
Purchase in place	-	-	10,401	105,891
Production	(3,529)	(112,495)	(1,534)	(122,846)
Sales in place	-	-	-	-

End of year	18,951	1,013,450	16,450	1,422,051

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2008 and 2007 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2008	December 31	$0.51	$0.35
	September 30	$0.75	$0.51
	June 30	$1.14	$0.70
	March 31	$0.65	$0.65
2007	December 31	$0.95	$0.55
	September 30	$0.90	$0.80
	June 30	$0.85	$0.55
	March 31	$0.68	$0.40

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2008, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2008, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

As of December 31, 2008, Allied had granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 60,000 options to purchase shares of our common stock at year end.

Transfer Agent and Registrar

Our transfer agent is Standard Registrar & Transfer located at 12528 South 1840 East Draper, Utah, 84020; their telephone number is (801) 571-8844.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 31, 2008 Allied agreed to grant an aggregate of 600,000 options to purchase shares of its common stock from The Allied Resources, Inc. 2008 Stock Option Plan at an exercise price of $0.35 to vest over five years with a ten year period in which to exercise to 3 individuals in connection with services rendered to Allied pursuant to the exemptions provided under Section 4(2) of the Securities Act of 1933, as amended.

Allied complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grants were isolated private transactions that did not involve a public offering; (2) there were limited to offerees all of whom have some managerial responsibility with the Company; (3) the offerees committed to hold their stock on exercise; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock option grants were not broken down into smaller denominations; and (6) the discussions that lead to the stock option grants took place directly between the offerees and Allied as follows:

Name	Address	Options
Ruairidh Campbell	600 Westwood Terrace, Austin, Texas 78746	500,000
Ed Haidenthaller	1193 East 800 North, Layton, Utah 84040	50,000
Paul Crow	1185 East 5840 South Salt Lake City, Utah 84121	50,000

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

Discussion and Analysis

Allied intends to utilize net cash flow from operations to continue to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is now under consideration. Allied also intends to continue to expand non-operated and initiate operated acquisitions of additional oil or gas producing properties.

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

Results of Operations

During the period from January 1, 2004 through December 31, 2008, Allied was engaged in evaluating acquisition opportunities, drilling, examining the operating efficiencies of existing wells, disposing of non-productive wells, overseeing the operation of its oil and gas assets by an independent operators and acquiring oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators has proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue can restrict its ability to realize a net profit.

For the fiscal year ended December 31, 2008 Allied realized a net profit from operations as a result of consistently favorable oil and gas prices in combination with bringing new production online through acquisition. Allied believes that the immediate key to its ability to remain profitable is that oil and gas prices remain stable at current levels, that general and administrative and production expenses are constantly evaluated to mitigate increases in operating costs and that it continue to seek out revenue producing acquisitions. Should oil and gas prices remain stable and expenses remain relatively consistent, Allied believes that it will most likely continue to operate at a net profit in future periods.

Twelve Months Ended December 31	2008	2007	# Change	% Change

Average Daily Production

Oil (bbls/day)	10	4	6	150%
Natural gas (mcf/day)	308	337	(29)	-9%
Barrels of oil equivalent (boe/day)	61	60	1	2%

Profitability

Petroleum and natural gas revenue	$1,216,908	$915,595	$301,313	33%

Net Revenue	1,216,908	915,595	301,313	33%

Production and operating costs	(504,269)	(471,037)	33,232	7%

Field netback	712,639	444,558	268,081	60%

G&A	(199,730)	(160,325)	39,405	25%

Net cash flow from operations	512,909	284,233	228,676	80%

Depletion, depreciation and other charges	(149,426)	(120,350)	29,076	24%

Net earnings from operations	$363,483	$163,883	$199,600	122%

Profitability per boe

Oil and gas revenue (average selling price)	54.36	41.69	12.67	30%
Production and operating costs	(22.53)	(21.45)	1.08	5%

Field netback ($/boe)	$31.83	$20.24	$11.59	57%

Net earnings ($/boe)	$16.24	$7.46	$8.77	118%

Cash flow from operations ($/boe)	$22.91	$12.94	$9.97	77%

Gross Revenue

Gross revenue for the year ended December 31, 2008 increased to $1,216,908 from $915,595 for the year ended December 31, 2007, an increase of 33%. The increase in gross revenue in the current period can be attributed both to the realization of gross revenue from recently acquired well interests in Texas and increases in the prices paid for energy for the first seven months of 2008.

Gross daily production of oil for the year ended December 31, 2008 increased to 10 bbls from 4 bbls for the year ended December 31, 2007, an increase of 150%. Gross daily production of gas for the year ended December 31, 2008 decreased to 308 MCF from 337 MCF for the year ended December 31, 2007, a decrease of 9%. Average oil and natural gas prices realized increased on a daily basis to $54.36 per BOE over the year ended December 31, 2008 from $41.69 per BOE on a daily basis over the year ended December 31, 2007, an increase of 30%.

Allied anticipates, based on existing properties, that gross revenue will decrease in the near term as prices paid for oil and gas have significantly diminished since July of 2008 though management believes that prices will again trend upward over the long term.

Net Income

Net income after provision for income taxes for the year ended December 31, 2008 was $251,961 as compared to net income after provision for income taxes of $145,722 for the year ended December 31, 2007, an increase of 73%. The increase in net income in the current period can be attributed to the increase in oil and gas revenues and production. Management expects that net income will decrease in near term future periods in line with decreases in revenues due to anticipated near term energy prices.

Expenses

General and administrative expenses for the year ended December 31, 2008 increased to $199,730 from $160,325 for the year ended December 31, 2007, an increase of 25%. The increase in general administrative expenses over the comparable periods can be primarily attributed to increases in accounting, consulting and professional fees. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2008 and December 31, 2007 were $149,426 and $120,350 respectively. Depletion expenses will continue to increase as our oil and gas assets age.

Production expenses for the year ended December 31, 2008 and December 31, 2007 were $504,269 and $471,037, an increase of 7%. Production expenses include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs over the current period can be attributed to those costs associated with well maintenance to enhance production. Allied expects that direct production expenses will continue to increase over future periods as the ages of our wells increase and we continue to acquire or develop new production.

Income Tax Expense

As of December 31, 2008, Allied has a net operating loss (NOL) carry forwards of approximately $2,433,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,135,932 as of December 31, 2008 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2008 were $1,149,599, which consisted of $1,052,625 in cash and $96,974 in accounts receivable. Total assets were $3,854,074. Total current liabilities were $13,667, which consisted of accounts payable. Total liabilities were $222,622 which amount includes an asset retirement obligation of $168,955 and contingency for accrued tax liability of $40,000. Total stockholders’ equity as of December 31, 2008 was $3,631,452.

Cash flow provided by operations for the year ended December 31, 2008 was $611,495 as compared to $168,884 for the year ended December 31, 2007. The increase in cash flow provided by operations in the current period can be primarily attributed to the increase in net income, an increase in depletion and amortization and an increase in a deferred tax asset over the prior period. Allied expects that cash flow provided by operations may decrease in near term future periods due primarily to an anticipated decrease in net income.

Cash flow used in investing activities for the year ended December 31, 2008 was $0 as compared to cash flow used in investing activities of $834,945 for the year ended December 31, 2007. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the years ended December 31, 2008 and December 31, 2007 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of December 31, 2008, 600,000 options have been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-18.

ALLIED RESOURCES, INC.
INDEX TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

     Statements of Cash Flows                                                      F-6

     Notes to Financial Statements                                                 F-7

     Supplementary Schedules on Oil and Gas Operations               F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders’ of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.
Logan, Utah

March 30, 2009

ALLIED RESOURCES, INC.
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007
Current assets:
Cash	$1,052,625	441,130
Accounts receivable	96,974	144,996
Other assets	-	2,643

Total current assets	1,149,599	588,769

Oil and gas properties (proven), net (successful
efforts method)	1,132,774	1,282,200
Deferred tax asset	867,000	995,000
Deposits	704,701	704,701

Total assets	$3,854,074	3,570,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,667	3,929
Accrued liabilities	-	5,600

Total current liabilities	13,667	9,529

Asset retirement obligation	168,955	160,966
Accrued tax liabilities	40,000	40,000

Total liabilities	222,622	210,495

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,742,618	9,723,302
Accumulated deficit	(6,116,819)	(6,368,780)

Total stockholders' equity	3,631,452	3,360,175

Total liabilities and stockholders' equity	$3,854,074	3,570,670

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC
STATEMENTS OF INCOME
Years Ended December 31, 2008 and 2007

	2008	2007

Oil and gas revenues	$1,216,908	915,595

Operating expenses:
Production costs	504,269	471,037
Depletion and amortization	149,426	120,350
General and administrative expenses	199,730	160,325

	853,425	751,712

Income from operations	363,483	163,883

Interest income	16,478	44,839

Income before provision for income taxes	379,961	208,722

Provision for income taxes - deferred	128,000	63,000

Net income	$251,961	145,722

Income per common share - basic and diluted	$0.04	0.03

Weighted average common shares - basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2007	5,653,011	$5,653	$9,723,302	$(6,454,502)	$3,274,453

Cumulative effect of applying
the provisions of FIN 48	-	-	-	(60,000)	(60,000)

Net income	-	-	-	145,722	145,722

Balance at December 31, 2007	5,653,011	5,653	9,723,302	(6,368,780)	3,360,175

Stock option compensation
expense	-	-	19,316	-	19,316

Net income	-	-	-	251,961	251,961

Balance at December 31, 2008	5,653,011	$5,653	$9,742,618	$(6,116,819)	$3,631,452

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$251,961	145,722
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	149,426	120,350
Stock option compensation expense	19,316	-
Accretion expense	7,989	7,508
Deferred tax asset	128,000	63,000
(Increase) decrease in:
Accounts receivable	48,022	(62,854)
Other assets	2,643	(2,643)
Deposits	-	(91,728)
Increase (decrease) in:
Accounts payable	9,738	3,929
Accrued liabilities	(5,600)	5,600
Accrued tax liabilities	-	(20,000)

Net cash provided by operating activities	611,495	168,884

Cash flows from investing activities:
Purchase of oil and gas properties	-	(834,945)

Net cash used in investing activities	-	(834,945)

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	611,495	(666,061)

Cash, beginning of year	441,130	1,107,191

Cash, end of year	$1,052,625	441,130

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Allied Resources, Inc. (the Company) was incorporated on April 5, 2002. The Company is primarily engaged in the business of acquiring, developing, producing and selling oil and gas production and properties to companies located in the continental United States.

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

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
December 31, 2008and 2007

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

Stock-Based Compensation

At December 31, 2008, the Company has a stock option plan, which is described more fully in Note 9. The Company accounts for stock compensation under Statement of Financial Accounting Standards 123R, Share-Based Payment. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted. The Company recognized $19,316 and $0, respectively, in compensation cost during the years ended December 31, 2008 and 2007.

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

Note 2 – Oil and Gas Properties

Oil and gas properties consist of the following:

	2008	2007

Oil and gas properties (successful efforts method)	$8,513,291	8,513,291
Capitalized costs related to asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Less accumulated depreciation, depletion,
and amortization	(7,474,016)	(7,324,590)

	$1,132,774	1,282,200

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2008 and 2007 amounts on deposit were approximately $705,000 and $705,000, respectively.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

	2008	2007

Balance at beginning of year	$160,966	149,458
Additional obligations incurred	-	4,000
Accretion expense	7,989	7,508

Balance at end of year	$168,955	160,966

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

	2008	2007

Federal income tax at statutory rate	$129,000	69,000
Other	(1,000)	(6,000)

	$128,000	63,000

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 5 – Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

	2008	2007

Net operating loss carryforwards	$827,000	983,000
Asset retirement obligation	41,000	37,000
Depletion and amortization	(8,000)	(25,000)
Stock compensation expense	7,000	-

	$867,000	995,000

As of December 31, 2008, the Company had net operating loss (NOL) carryforwards of approximately $2,433,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforward, which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

     Year Generated              Amount               Year of Expiration

     1995                           $     99,000              2010

     1996                                162,000              2011
     1998                                110,000              2018
     1999                             1,980,000              2019

     2001                                   4,000              2021
     2002                                 78,000              2022

                                  $     2,433,000

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 6 – Accrued Tax Liabilities

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification of interest and penalties related to income taxes. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $60,000 of accrued tax liabilities in the balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of accumulated deficit.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as an other expense. The Company had approximately $10,000 for the payment of interest and penalties accrued at December 31, 2008 and 2007.

The Company is no longer subject to examination by federal and state taxing authorities for years prior to 2002.

Accrued tax liabilities consist of the following:

	2008	2007

Balance at beginning of year	$40,000	-
Cumulative effect of adoption of FIN 48	-	60,000
Settlement with taxing authorities	-	(20,000)

	$40,000	40,000

Note 7 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 during the years ended December 31, 2008 and 2007. At December 31, 2008, $1,000 was included in accounts payable.

The Company has a consulting agreement with its CEO to provide management services. The agreement requires monthly payments which, on July 1, 2008, increased from $6,000 to $10,000. The Company incurred management and consulting fees of approximately $96,000 and $72,000 during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, $10,000 was included in accounts payable.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 8 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2008 and 2007.

During the year ended December 31, 2007, the Company:

•	Increased the accumulated deficit and recorded an income tax liability of $60,000 as a result of the adoption of FIN 48 (see Note 6).

•	Recorded an asset retirement obligation and increased oil and gas properties in the amount of $4,000.

Note 9 – Stock Options

During the year ended December 31, 2008, the Company adopted a stock option plan (the Plan). Under the Plan, the Company may issue shares of the Company’s common stock or grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

A schedule of the options outstanding is as follows:

		Exercise
	Number of	Price Per
	Options	Share

Outstanding at January 1, 2008	-	$ -
Granted	600,000	0.35

Outstanding at December 31, 2008	600,000	$ 0.35

Note 10 – Stock Based Compensation

The fair value of each option granted during 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	-
Expected stock price volatility	107%
Risk-free interest rate	2.25%
Expected life of options	10 years

The weighted average fair value of each option granted during 2008 was approximately $0.32.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 10 – Stock Based Compensation (continued)

Information related to these options at December 31, 2008, is as follows:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.35	600,000	10.0	$ 0.35	60,000	$ 0.35

Note 11 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

Note 12 – Commitments and Contingencies

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

Note 13 – Risks and Uncertainties

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008and 2007

Note 14 – Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

Note 14 – Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2008 and 2007

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2008	2007

Proved oil and gas properties and related equipment	$8,513,291	8,513,291
Unproved oil and gas properties	-	-
Asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Accumulated depreciation, depletion, amortization
and valuation allowances	(7,474,016)	(7,324,590)

	$1,132,774	1,282,200

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

	December 31,
	2008	2007
Acquisition of properties:
Proved	$-	834,945
Unproved	$-	-
Exploration costs	$-	-
Development costs	$-	-

Results of Operations for Producing Activities

	Years Ended
	December 31,
	2008	2007

Oil and gas - sales	$1,216,908	915,595
Production costs net of reimbursements	(504,269)	(471,037)
Exploration costs	-	-
Depreciation, depletion, amortization, and valuation provisions	(149,426)	(120,350)

Net income before income taxes	563,213	324,208

Income tax expense	191,000	110,000

Results of operations from producing activities (excluding
corporate overhead and interest costs)	$372,213	214,208

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2008 and 2007

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

	Years Ended December 31,
	2008		2007
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)
Proved developed and undeveloped reserves:
Beginning of year	16,450	1,422,051	5,264	1,558,439
Revision in previous estimates	6,030	(296,106)	2,319	(119,433)
Discoveries and extension	-	-	-	-
Purchase in place	-	-	10,401	105,891
Production	(3,529)	(112,495)	(1,534)	(122,846)
Sales in place	-	-	-	-

End of year	18,951	1,013,450	16,450	1,422,051

All of the Company’s reserves are proved developed reserves.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

	Years Ended
	December 31,
	2008	2007

Future cash inflows	$8,437,000	12,220,000
Future production and development costs	(5,327,000)	(7,373,000)
Future income tax expenses	(1,057,000)	(1,648,000)
	2,053,000	3,199,000

10% annual discount for estimated timing of cash flows	(941,000)	(1,448,000)
Standardized measure of discounted future net cash flows	$1,112,000	1,751,000

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

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2008 and 2007

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

	Years Ended
	December 31,
	2008	2007

Balance, beginning of year	$1,751,000	1,828,000
Sales of oil and gas produced net of production costs	(340,000)	(423,000)
Net changes in prices and production costs	471,000	588,000
Extensions and discoveries, less related costs	-	-
Purchase and sales of minerals in place	-	470,000
Revisions of estimated development costs	-	-
Revisions of previous quantity estimate	(674,000)	(671,000)
Accretion of discount	175,000	183,000
Net changes in income taxes	(271,000)	(224,000)

Balance, end of year	$1,112,000	1,751,000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Ruairidh Campbell	45	1998	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Ed Haidenthaller	45	2004	Director
Paul Crow	62	2005	Director, Secretary

Ruairidh Campbell

On June 6, 1998, Mr. Campbell was elected as a director and subsequently appointed as an officer of Allied. Mr. Campbell estimates that he spends approximately 20 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of Allied’s shareholders or until his successor is elected and qualified.
Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of certain public companies: Montana Mining Corp., formally a mineral resource exploration company from December 1999 to present (president, chief financial officer, director), and Star Energy Corporation an oil and gas production company from December 1999 to October 2006 (chief financial officer, director).

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

Term of Office

Our directors have been elected or appointed to the board of directors for a one (1) year term or until the next annual meeting of our shareholders or until removed in accordance with our bylaws. Our sole executive officer was appointed by our board of directors and holds office at the discretion of the board in accordance with terms of his agreement with Allied.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, we are aware of the following persons who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Ruairidh Campbell failed to file a Form 3 or Form 5 on a timely basis despite being an officer, director and 10% shareholder of Allied.

•	Ed Haidenthaller failed to file a Form 3 or Form 5 on a timely basis despite being a director of Allied.

•	Paul Crow failed to file a Form 3 or Form 5 on a timely basis despite being a director of Allied.

Code of Ethics

Allied has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Allied has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, Allied’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting Allied.

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings but are compensated for their service as directors in connection with meetings. Further, Allied has an agreement with Paul Crow to act as corporate secretary and render services pertinent to our operation (see the Summary Compensation Table, below).

The following table provides summary information for the year 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Directors’ Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Paul Crow	5,000	-	1,600	-	-	-	6,600
Ed Haidenthaller	2,000	-	1,600	-	-	-	3,600

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of Allied’s compensation program is to provide compensation for services rendered by our sole executive officer in the form of a consulting fee and stock option grants. We utilize these forms of compensation because we believe that these forms of consideration are adequate to both retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Executive compensation for the year ended December 31, 2008 was $112,000 as compared to $84,000 for the year ended December 31, 2007 and $84,000 for the year ended December 31, 2006. Compensation disclosure includes a monthly consulting fee, stock option grants and rent paid to our sole executive officer to provide an office for Allied’s operation. The increase in executive compensation in the current period over the two prior comparable periods is attributable to an increase in the consulting fee paid and a stock option grant pursuant to a consulting agreement executed in the current period. We anticipate that executive compensation will remain relatively consistent over the term of the five year agreement.

Tables

The following table provides summary information for the years 2008, 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell, CEO, CFO, PAO and director	2008 2007 2006	96,000 72,000 72 ,000	- - -	- - -	16,000 - -	- - -	- - -	12,000 12,000 12,000	112,000 84,000 84,000

The following table provides summary information for 2008 concerning each grant of an award made to a named executive officer, including awards that subsequently have been transferred.

Grants of Plan-Based Awards
Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ruairidh Campbell	12/31	-	-	-	-	-	-	-	50,000	0.35	16,000

The following table provides summary information for 2008 concerning unexercised options, stock that has not vested, and equity incentive plan awards made to the named executive officer.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ruairidh Campbell	50,000	450,000	-	0.35	Dec 30, 2018	-	-	-	-

The following table provides summary information for 2008 concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, for the named executive officer on an aggregated basis

Option Exercises and Stock Vested
Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Ruairidh Campbell	0	0	0	0

We have no “Pension Benefits”, “Nonqualified Deferred Compensation”, or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 5,653,011 shares of common stock issued and outstanding as of March 30, 2009, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	Common	1,530,000*	27.1
Ed Haidenthaller 1193 East 800 North Layton, Utah 84040	Common	10,000**	<1.0
Paul Crow 1185 East 5840 South Salt Lake City, Utah 84121	Common	10,000***	<1.0
All Executive Officers and Directors as a Group (3)	Common	1,550,000	27.4

*     Ruairidh Campbell has also been granted 500,000 options to purchase common shares at $0.35 of which 50,000 were vested as of December 31, 2008.

**     Ed Haidenthaller has also been granted 50,000 options to purchase common shares at $0.35 of which 5,000 were vested as of December 31, 2008.

***     Paul Crow has also been granted 50,000 options to purchase common shares at $0.35 of which 5,000 were vested as of December 31, 2008.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, rent provision and option grants:

•

Ruairidh Campbell, sole executive officer and a director, entered into a consulting agreement dated July 1, 2008 and a stock option agreement dated December 31, 2008 each conditioned on a five year term that provide for a monthly fee of $10,000 in addition to an aggregate stock option grant to purchase up to 500,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 50,000 shares as of December 31, 2008.

•

Ruairidh Campbell, sole executive officer and a director, has entered into a month to month arrangement pursuant to which Allied pays $1,000 a month for the use of an office owned by Mr. Campbell that is inclusive of associated office costs.

•

Ed Haidenthaller, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 5,000 shares as of December 31, 2008.

•

Paul Crow, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 5,000 shares as of December 31, 2008.

Director Independence

Allied is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider only Mr. Haidenthaller to be an independent director.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2008 and 2007. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $37,693 and $33,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2008 and 2007 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to Allied fees of $7,102 in 2008 and $5,000 in 2007 for professional services rendered in connection with the preparation of Allied's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2008 and 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to Allied by Jones Simkins, P.C. as detailed above, were pre-approved by Allied’s audit committee. Jones Simkins, P.C. performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-18, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income
Statements of Stockholders’ Equity (Deficit)
Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 40 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Resources, Inc.	Date
/s/ Ruairidh Campbell By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009
/s/ Ed Haidenthaller Ed Haidenthaller Director	March 31, 2009
/s/ Paul Crow Paul Crow Director	March 31, 2009

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

10(iii) *     Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).

10(iv) *     Consulting Agreement between Allied and Ruairidh Campbell dated July 1, 2008 (incorporated by reference to the Form 10-Q filed on November 14, 2008).

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

99 *     Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-Q filed on November 14, 2008).

      *      Incorporated by reference to previous filings of the Company.