Form 10-Q
period 2009-03-31
ALLIED RESOURCES INC
filed 2009-05-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

At May 15, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,120,648	1,052,625
Accounts receivable	47,878	96,974

Total current assets	1,168,526	1,149,599

Oil and gas properties (proven), net (successful
efforts method)	1,107,896	1,132,774
Deferred tax asset	881,000	867,000
Deposits	704,701	704,701

Total assets	$3,862,123	3,854,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,789	13,667

Total current liabilities	38,789	13,667

Asset retirement obligation	171,051	168,955
Accrued tax liabilities	40,000	40,000

Total liabilities	249,840	222,622

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,752,275	9,742,618
Accumulated deficit	(6,145,645)	(6,116,819)
Total stockholders' equity	3,612,283	3,631,452
Total liabilities and stockholders' equity	$3,862,123	3,854,074

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008

	2009	2008

Oil and gas revenues	$162,409	293,829

Operating expenses:
Production costs	108,641	112,591
Depletion and amortization	24,878	28,876
General and administrative expenses	75,232	53,367

	208,751	194,834

Income (loss) from operations	(46,342)	98,995

Interest income	3,516	3,528

Income (loss) before provision for income taxes	(42,826)	102,523

Provision (benefit) for income taxes - deferred	(14,000)	33,000

Net income (loss)	$(28,826)	69,523

Income (loss) per common share - basic and diluted	$(0.01)	0.01

Weighted average common shares - basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(28,826)	69,523
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depletion and amortization	24,878	28,876
Stock option compensation expense	9,657	-
Accretion expense	2,096	1,997
Deferred tax asset	(14,000)	33,000
(Increase) decrease in:
Accounts receivable	49,096	(5,374)
Other assets	-	2,643
Increase (decrease) in:
Accounts payable	25,122	20,962
Accrued liabilities	-	(5,600)

Net cash provided by operating activities	68,023	146,027

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	68,023	146,027

Cash, beginning of period	1,052,625	441,130

Cash, end of period	$1,120,648	587,157

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Note 2 – Additional Footnotes Included By Reference

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2009.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

Allied intends to continue to purchase non-operated oil and gas producing properties and acquire oil and gas leases that it can operate. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production. The recent downturn in prices for energy has given rise to new opportunities to purchase interests in distressed oil and gas properties directly from banks and leasehold owners that might otherwise have been unavailable to us. Allied also believes that it can increase production and expand reserves by disposing of non-productive wells while improving the production capacity of existing wells.

Allied is considering the prospect of future exploration of the virtually untapped Marcellus shale formation that underlies our oil and gas interests in West Virginia, particularly in Ritchie County. Drilling in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of a potentially productive Marcellus shale at a depth of 6,000 feet. However, exploration of the Marcellus shale is tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for natural gas over the next twelve to eighteen months.

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

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to maintain positive net cash flow and deter future prospects of expanding operations. The recent downturn in the prices paid for oil and natural gas is one good example of uncertainties associated with the energy sector. Another example is the uncertainty associated with production volumes as older wells deplete over time.  Allied can provide no assurance that current operations will continue to produce sufficient cash flows to maintain its business. Should Allied be unable to generate sufficient cash flow it may have to sell assets or seek debt or equity financing to continue operations.

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

During the three month period ended March 31, 2009 Allied was focused on overseeing the operation of its oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

THREE Months Ended MARCH 31	2009	2008	Change #	Change %

Average Daily Production

Oil (bbls/day)	3	10	(7)	-70%
Natural gas (mcf/day)	261	322	(61)	-19%
Barrels of oil equivalent (boe/day)	47	64	(17)	-27%

Profitability

Petroleum and natural gas revenue	$162,409	$293,829	(131,420)	-45%
Net Revenue	162,409	293,829	(131,420)	-45%
Production and operating costs	108,641	112,591	(3,950)	-4%
Field netback	53,768	181,238	(127,470)	-70%
G&A	75,232	53,367	21,865	41%
Depletion, depreciation and other charges	24,878	28,876	(3,998)	-14%
Future income taxes	-	-	-	0%
Net earnings from operations	$(46,342)	$98,995	(145,337)	-147%

Profitability per BOE

Oil and gas revenue (average selling price)	38.81	50.72	(11.91)	-23%
Production and operating costs	25.96	19.43	6.53	34%
Field netback ($/boe)	12.85	31.28	(18.43)	-59%
Net earnings ($/boe)	(11.07)	17.09	(28.16)	-165%
Cash flow from operations ($/boe)	(5.13)	22.07	(27.20)	-123%

Net Revenue

Net revenue for the three month period ended March 31, 2009 decreased to $162,409 from $293,829 for the comparable period ended March 31, 2008, a decrease of 45%. The decrease in gross revenue in the current three month periods is due to the 23% decline in the average selling price for oil and natural gas over the comparative periods and decreases in oil and natural production. The decrease in oil and natural gas production is due to a combination of maintenance on the Harper #2 well and the Brinkoeter #4 wells in Texas and depletion of production from aging wells.

Allied anticipates that net revenue will increase in the near term as prices paid for oil and gas are again on the rise and the Texas wells affected by maintenance procedures are now back online.

Net Loss/Income

Net loss, after provision of an income tax benefit, for the three month period ended March 31, 2009 was $28,826, as compared to net income, after provision for income taxes, of $69,523 for the comparable period ended March 31, 2008. The transition to net loss in the current three month period can be primarily attributed to the decrease in oil and gas revenues. Management expects to return to net income in the near term in line with the rise in energy prices and anticipated increases in production.

Expenses

General and administrative expenses for the three month period ended March 31, 2009 increased to $75,232 from $53,367 for the comparable period ended March 31, 2008, an increase of 41%.The increase in general administrative expenses over the three month periods can be primarily attributed to an increase in consulting fees and stock option expenses. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the three month periods ended March 31, 2009, and March 31, 2008 were $24,878 and $28,876 respectively.

Production costs for the three month periods ended March 31, 2009, and March 31, 2008 were $108,641 and $112,591 respectively, a decrease of 4%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three month periods can be attributed to decreased production. Allied expects that production expenses will increase over future periods as the ages of our wells increase and production returns to normal levels.

Income Tax Expense

As of December 31, 2008 Allied has a net operating loss (NOL) carry forwards of approximately $2,433,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations for the three month period ended March 31, 2009 was $68,023 as compared to cash flow provided by operations of $146,027 for the comparable period ended March 31, 2008. The decrease in cash flow provided by operations in the current period can be attributed to a net loss. Allied expects that cash flow provided by operations will increase in the near term upon returning to net income from operations.

Cash flow used in investing activities for the three month periods ended March 31, 2009 and March 31, 2008 was $0. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the three month periods ended March 31, 2009 and March 31, 2008 was $0. Allied does not expect to realize cash flow in financing activities in the near term.

Allied has a working capital surplus of $1,129,737 as of March 31, 2009 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2009.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at quarter-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of March 31, 2009, 600,000 options had been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2009, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2008 and 2007, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Risks Related to Allied’s Business

We have a history of significant operating losses, which losses may continue to reoccur.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,145,645 at March 31, 2009. We recorded a net loss of $28,826 for the three month period ended March 31, 2009 and may continue to realize net losses if revenues do not increase. Our expectation of an increase in revenue depends on higher energy prices and additional production from exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

190

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Resources, Inc.                                   Date

/s/ Ruairidh Campbell                                   May 15, 2009

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

10(iii) *          Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).

10(iv)           Consulting Agreement between Allied and Ruairidh Campbell dated July 1, 2008 (incorporated by reference to the Form 10-Q filed on November 14, 2008).

14 *     Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-KSB filed on May 26, 2004).

31       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(attached).

99*     Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-Q filed on November 14, 2008).

     *      Incorporated by reference to previous filings of Allied.