Form 10-Q
period 2009-06-30
ALLIED RESOURCES INC
filed 2009-08-11
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 10, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,097,373	1,052,625
Accounts receivable	80,233	96,974
Other assets	900	-
Total current assets	1,178,506	1,149,599

Oil and gas properties (proven), net (successful
efforts method)	1,079,724	1,132,774
Deferred tax asset	886,000	867,000
Deposits	704,701	704,701
Total assets	$3,848,931	3,854,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,293	13,667
Total current liabilities	25,293	13,667

Asset retirement obligation	173,147	168,955
Accrued tax liabilities	40,000	40,000

Total liabilities	238,440	222,622

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,761,933	9,742,618
Accumulated deficit	(6,157,095)	(6,116,819)
Total stockholders' equity	3,610,491	3,631,452
Total liabilities and stockholders' equity	$3,848,931	3,854,074

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Oil and gas revenues	$171,268	399,323	333,677	693,152

Operating expenses:
Production costs	101,678	141,720	210,319	254,311
Depletion and amortization	28,172	29,869	53,050	58,745
General and administrative expenses	61,206	35,902	136,438	89,269

	191,056	207,491	399,807	402,325

Income (loss) from operations	(19,788)	191,832	(66,130)	290,827

Interest income	3,338	3,170	6,854	6,698

Income (loss) before provision for
income taxes	(16,450)	195,002	(59,276)	297,525

Provision (benefit) for income
taxes - deferred	(5,000)	68,000	(19,000)	101,000

Net income (loss)	$(11,450)	127,002	(40,276)	196,525

Income (loss) per common share -
- basic and diluted	$-	0.02	(0.01)	0.03

Weighted average common shares -
- basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(40,276)	196,525
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depletion and amortization	53,050	58,746
Stock option compensation expense	19,315	-
Accretion expense	4,192	3,994
Deferred tax asset	(19,000)	101,000
(Increase) decrease in:
Accounts receivable	16,741	(69,456)
Other assets	(900)	2,643
Increase (decrease) in:
Accounts payable	11,626	(1,136)
Accrued liabilities	-	(5,600)

Net cash provided by operating activities	44,748	286,716

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	44,748	286,716

Cash, beginning of period	1,052,625	441,130

Cash, end of period	$1,097,373	727,846

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

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

Note 3 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through August 6, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month and six month periods ended June 30, 2009.

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

Allied has also considered the prospect of future exploration of the virtually untapped Marcellus shale formation that underlies our oil and gas interests in West Virginia, particularly in Ritchie County. Drilling in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of a potentially productive Marcellus shale at a depth of 6,000 feet. Nonetheless, Allied has no immediate plans for exploratory drilling due to current state of prices paid for natural gas.

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

Texas Well Information

Allied owns varying interests in a total of 13 wells in Texas on four leases managed by independent operators and an interest in a pipeline gathering system. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad, Edwards and Jackson Counties. Depth of the producing intervals varies from 7,600 ft to 9,600 ft.

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

Results of Operations

Allied’s financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can future decreases in production. Allied’s success will depend on oil and natural gas prices and production quantities. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire economically recoverable oil and gas reserves is vital to continued operations. Unless Allied continues to obtain additional reserves, declines in production will eventually lead to significant decreases in revenue.

During the six month period ended June 30, 2009 Allied was focused on overseeing the operation of its oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

Six Months Ended JUNE 30	2009	2008	Change #	Change %

Average Daily Production

Oil (bbls/day)	4	11	(7)	-64%
Natural gas (mcf/day)	272	319	(47)	-15%
Barrels of oil equivalent (boe/day)	49	64	(15)	-23%

Profitability

Petroleum and natural gas revenue	$333,677	$693,152	(359,475)	-52%
Net Revenue	333,677	693,152	(359,475)	-52%
Production and operating costs	210,319	254,311	(43,992)	-17%
Field netback	123,358	438,841	(315,483)	-72%
G&A	136,438	89,269	47,169	53%
Depletion, depreciation and other charges	53,050	58,745	(5,695)	-10%
Future income taxes	-	-	-	0%
Net earnings from operations	$(66,130)	$290,827	(356,957)	-123%

Profitability per BOE

Oil and gas revenue (average selling price)	37.37	59.35	(21.99)	-37%
Production and operating costs	23.55	21.78	1.78	8%
Field netback ($/boe)	13.81	37.58	(23.76)	-63%
Net earnings ($/boe)	(7.41)	24.90	(32.31)	-130%
Cash flow from operations ($/boe)	(1.46)	29.93	(31.40)	-105%

Revenue

Revenue for the three month period ended June 30, 2009 decreased to $171,268 from $399,323 for the comparable period ended June 30, 2008, a decrease of 57%. Revenue for the six month period June 30, 2009 decreased to $333,677 from $693,152 for the comparable period ended June 30, 2008, a decrease of 52%. The decrease in revenue is due to a 37% decline in the average selling price for oil and natural gas and a 23% decline in oil and natural production over the comparative six month periods. The decrease in production can be attributed to both the natural depletion of natural resources over time and well failures over the current period. Allied plugged a natural gas well and encountered problems with two of its oil producing wells over the current six month period.

Allied anticipates that revenue will increase in the near term as prices paid for oil and gas are on the rise, an unproductive well is plugged and its oil producers are now back online.

Net Loss/Income

Net losses for the three month period ended June 30, 2009 was $11,450, as compared to net income of $127,002 for the comparable period ended June 30, 2008. Net losses for the six month period ended June 30, 2009 were $40,276, as compared to net income of $196,525 for the comparable period ended June 30, 2008. The transition to net loss in the current three and six month periods can be primarily attributed to decrease in oil and gas revenues combined with increases in general and administrative expenses.

Management expects to return to net income in the near term in line with the rise in energy prices and anticipated increases in production.

Expenses

General and administrative expenses for the three month period ended June 30, 2009 increased to $61,206 from $35,902 for the comparable period ended June 30, 2008, an increase of 70%. General and administrative expenses for the six month period ended June 30, 2009 increased to $136,438 from $89,269 for the comparable period ended June 30, 2008, an increase of 53%. The increase in general administrative expenses over the three and six month periods can be primarily attributed to consulting fees, and stock option expenses. Allied anticipates that general and administrative expenses will decline over future periods.

Depletion expenses for the three month periods ended June 30, 2009, and June 30, 2008 were $28,172 and $29,869 respectively. Depletion expenses for the six month periods ended June 30, 2009 and 2008 were $53,050 and $58,745 respectively.

Production costs for the three month periods ended June 30, 2009, and June 30, 2008 were $101,678 and $141,720 respectively, a decrease of 28%. Production costs for the six month periods ended June 30, 2009, and June 30, 2008 respectively were $210,319 and $254,311 respectively, a decrease of 17%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three and six month periods can be attributed to decreased production. Allied expects that production expenses will increase over future periods as the ages of our wells increase and production returns to prior levels.

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

Liquidity and Capital Resources

Cash flow provided by operations for the six month period ended June 30, 2009 was $44,748 as compared to cash flow provided by operations of $286,716 for the comparable period ended June 30, 2008. The decrease in cash flow provided by operations in the current period can be attributed to net losses as compared to net income in the prior period. Allied expects that cash flow provided by operations will increase in the near term when we return to net income from operations.

Cash flow used in investing activities for the six periods ended June 30, 2009 and June 30, 2008 was $0. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the six month periods ended June 30, 2009 and June 30, 2008 was $0. Allied does not expect to pursue cash flow from financing activities in the near term.

Allied has a working capital surplus of $1,153,213 as of June 30, 2009 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2009.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at quarter-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of June 30, 2009, 600,000 options had been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2009, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,157,095 at June 30, 2009. We recorded a net loss of $40,276 for the six month period ended June 30, 2009 and may continue to realize net losses if revenues do not increase. Our expectation of an increase in revenue depends on higher energy prices and additional production from exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Allied may require additional funds, either through additional equity offerings or debt placements, in order to expand its operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

Allied’s stock differs from many stocks in that it may be defined as a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

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

Since Allied’s securities may constitute a “penny stock” within the meaning of the rules, the rules may apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

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

/s/ Ruairidh Campbell                                   August 10, 2009

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