Form 10-Q
period 2009-09-30
ALLIED RESOURCES INC
filed 2009-11-16
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 13, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,147,348	1,052,625
Accounts receivable	72,753	96,974

Total current assets	1,220,101	1,149,599

Oil and gas properties (proven), net (successful
efforts method)	1,048,581	1,132,774
Deferred tax asset	883,000	867,000
Deposits	704,701	704,701

Total assets	$3,856,383	3,854,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,887	13,667

Total current liabilities	13,887	13,667

Asset retirement obligation	175,243	168,955
Accrued tax liabilities	40,000	40,000

Total liabilities	229,130	222,622

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,771,590	9,742,618
Accumulated deficit	(6,149,990)	(6,116,819)
Total stockholders' equity	3,627,253	3,631,452
Total liabilities and stockholders' equity	$3,856,383	3,854,074

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Oil and gas revenues	$194,628	324,317	528,305	1,017,469

Operating expenses:
Production costs	108,391	129,111	318,710	383,422
Depletion and amortization	31,143	28,182	84,193	86,927
General and administrative expenses	47,687	44,674	184,125	133,943

	187,221	201,967	587,028	604,292

Income (loss) from operations	7,407	122,350	(58,723)	413,177

Interest income	2,698	3,652	9,552	10,350

Income (loss) before provision for
income taxes	10,105	126,002	(49,171)	423,527

Provision (benefit) for income
taxes - deferred	3,000	42,000	(16,000)	143,000

Net income (loss)	$7,105	84,002	(33,171)	280,527

Income (loss) per common share -
- basic and diluted	$-	0.01	(0.01)	0.05

Weighted average common shares -
- basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(33,171)	280,527
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depletion and amortization	84,193	86,927
Stock option compensation expense	28,972	-
Accretion expense	6,288	5,991
Deferred tax asset	(16,000)	143,000
(Increase) decrease in:
Accounts receivable	24,221	(51,219)
Other assets	-	2,643
Increase (decrease) in:
Accounts payable	220	4,007
Accrued liabilities	-	(5,600)

Net cash provided by operating activities	94,723	466,276

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	94,723	466,276

Cash, beginning of period	1,052,625	441,130

Cash, end of period	$1,147,348	907,406

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

September30, 2009

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

Note 3 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through November 13, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month and nine month periods ended September 30, 2009.

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

During the nine month period ended September 30, 2009 Allied was focused on overseeing the operation of its oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

Nine Months Ended SEPTEMBER 30	2009	2008	Change #	Change %

Average Daily Production

Oil (bbls/day)	5	10	(5)	-50%
Natural gas (mcf/day)	279	320	(41)	-13%
Barrels of oil equivalent (boe/day)	52	63	(12)	-19%

Profitability

Petroleum and natural gas revenue	$528,305	$1,017,469	(489,164)	-48%
Net Revenue	528,305	1,017,469	(489,164)	-48%
Production and operating costs	318,710	383,422	(64,712)	-17%
Field netback	209,595	634,047	(424,452)	-67%
G&A	184,125	133,943	50,182	37%
Depletion, depreciation and other charges	84,193	86,927	(2,734)	-3%
Future income taxes	-	-	-	0%
Net earnings from operations	$(58,723)	$413,177	(471,900)	-114%

Profitability per BOE

Oil and gas revenue (average selling price)	37.58	58.63	(21.06)	-36%
Production and operating costs	22.67	22.10	0.57	3%
Field netback ($/boe)	14.91	36.54	(21.63)	-59%
Net earnings ($/boe)	(4.18)	23.81	(27.99)	-118%
Cash flow from operations ($/boe)	1.81	28.82	(27.01)	-94%

Revenue

Revenue for the three month period ended September 30, 2009 decreased to $194,628 from $324,317 for the comparable period ended September 30, 2008, a decrease of 40%. Revenue for the nine month period September 30, 2009 decreased to $528,305 from $1,017,469 for the comparable period ended September 30, 2008, a decrease of 48%. The decrease in revenue over the three and nine month comparative periods is due to a decline in the average selling price for oil and natural gas, and a decline in oil and natural production. The decrease in production can be attributed to both the natural depletion of natural resources over time and well failures over the current period. Allied encountered problems with three of its oil producing wells over the most recent nine month period.

Allied anticipates that revenue will continue to decrease in the near term with decreases in revenue and volatile pricing for oil and gas products.

Net Income/Losses

Net income for the three month period ended September 30, 2009 was $7,105, as compared to net income of $84,002 for the comparable period ended September 30, 2008, a decrease of 92%. Net losses for the nine month period ended September 30, 2009 were $33,171, as compared to net income of $280,527 for the comparable period ended September 30, 2008. The transition to net losses over the nine month periods can be primarily attributed to decreases in oil and gas revenues in the current period.

Allied expects net losses to continue in the near term in line with continued decreases in revenue.

Expenses

General and administrative expenses for the three month period ended September 30, 2009 increased to $47,687 from $44,674 for the comparable period ended September 30, 2008, an increase of 7%. General and administrative expenses for the nine month period ended September 30, 2009 increased to $184,125 from $133,943 for the comparable period ended September 30, 2008, an increase of 37%. The increase in general administrative expenses over the three and nine month periods can be primarily attributed to consulting fees and stock option expenses.

Allied expects that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the three month periods ended September 30, 2009, and 2008 were $31,143 and $28,182 respectively. Depletion expenses for the nine month periods ended September 30, 2009 and 2008 were $184,125 and $133,943 respectively.

Production costs for the three month periods ended September 30, 2009, and September 30, 2008 were $108,391 and $129,111 respectively, a decrease of 16%. Production costs for the nine month periods ended September 30, 2009, and September 30, 2008 respectively were $318,710 and $383,422 respectively, a decrease of 17%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three and nine month periods can be attributed to decreased production.

Allied expects that production expenses will increase over future periods as the ages of our wells increase so too does the cost of maintaining production from such wells.

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

Liquidity and Capital Resources

Cash flow provided by operations for the nine month period ended September 30, 2009 was $94,723 as compared to cash flow provided by operations of $466,276 for the comparable period ended September 30, 2008. The decrease in cash flow provided by operations in the current period can be attributed to net losses as compared to net income in the prior period.

Allied expects that cash flow provided by operations will increase as we increase net income from operations.

Cash flow used in investing activities for the nine periods ended September 30, 2009 and September 30, 2008 was $0.

Allied expects to use cash flow in investing activities in future periods as it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the nine month periods ended September 30, 2009 and September 30, 2008 was $0.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has a working capital surplus of $1,206,214 as of September 30, 2009 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2009.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at the end of the period.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of September 30, 2009, 600,000 options had been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2009, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Stock-Based Compensation

Allied has adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

Allied accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

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

Estimates of Asset Retirement Obligations. In accordance with ASC 410, Allied makes estimates of future costs and the timing thereof in connection with recording its future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase depreciation, depletion and amortization expense. Cash flows would not be affected until costs to plug and abandon were actually incurred.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,149,990 at September 30, 2009. We recorded a net loss of $33,171 for the nine month period ended September 30, 2009 and may continue to realize net losses if revenues do not increase. Our expectation of an increase in revenue depends on higher energy prices and additional production from exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Resources, Inc.                                   Date

/s/ Ruairidh Campbell                                   November 13, 2009

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