Form 10-K
period 2009-12-31
ALLIED RESOURCES INC
filed 2010-04-15
CIK 1211524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 000-31390

ALLLIED RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	55-0608764 (I.R.S. Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah 84105

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (801) 582-9609

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (3,573,011 shares) was approximately $2,072,346 based on the average closing bid and ask prices ($0.58) for the common stock on April 14, 2010.

At April 14, 2010 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Allied,” “we,” “our,” “us,” refer to Allied Resources, Inc., and our predecessors, unless the context indicates otherwise.

Corporate History

Allied was incorporated as “General Allied Oil and Gas Co” on April 15, 1979 in West Virginia. The company’s name was changed to “Allied Resources, Inc.” on August 12, 1998. On February 26, 2002, we incorporated a new company by the name of “Allied Resources, Inc.” in Nevada for the purpose of merging the West Virginia company with the Nevada company. The transaction resulted in the Nevada company surviving the merger as the sole remaining entity. The purpose of the transaction was to remove Allied’s domicile to a jurisdiction with tested corporate legislation and to reduce corporate maintenance costs. The merger was completed on April 5, 2002. Pursuant to the merger, shareholders of the West Virginia corporation received one share of the Nevada corporation for each share held in the West Virginia corporation.

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

The terms of the operating agreement, as amended, grant Allstate the exclusive right to conduct operations in respect to our interests in our wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment, or other property attached to the wells under the operating agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the operating agreement, as amended, Allstate is permitted to make capital expenditures on the wells up to $5,000 without notifying Allied in advance of the expense. However, notice of amounts to be spent over $5,000 must be provided to us prior to expenditure for our approval if we own a majority interest in the specific well. Likewise, the abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned. The operating agreement, as amended, further prohibits us from selecting an alternative operator of the wells unless we are prepared to purchase Allstate’s interest in each specific well at fair market value. The surrender of leases under the operating agreement, as amended, can only be accomplished in the event that both Allied and Allstate consent to such surrender. Finally, we cannot sell our interest in any of the wells unless we first offer to sell such interests to Allstate on the same terms as are proposed for a third party purchaser.

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

Allied owns varying interests in a total of 12 wells in Texas on four leases held by independent operators. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad, Edwards and Jackson Counties. Depth of the producing intervals varies from 7,600 ft to 9,600 ft.
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

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate currently produce on average of 142 STBO and 8,446 MCFG per month.

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

Allstate sells our gas production interest in West Virginia to three main purchasers, Dominion Field Services, and Equitable Resources, and Mountaineer Gas Co. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.75 per MCF (fixed contract price) to $8.71 per MCF during the year ended 2009. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate had fixed contracts with Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $31.97 per bbl to $71.02 per bbl during the year ended December 31, 2009.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2009 varied significantly between $33.31 and $76.16 per barrel over the period.

Gas and gas condensate is sold to Houston Energy Services Company LLC (Hankey), BML, Inc., and Enterprise Products Partners LP (Winston), Acock Operating Limited (Magnum) and dcpMidstream LP at prices determined by the Houston Ship Channel price or spot pricing less pipeline carrying costs and dehydration fees as applicable. The sale prices for Allied’s gas production in Texas fluctuated between $2.61 and $7.64 in 2009.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2009, and are expected to continue to be significant in 2010:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. We maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2009, we have undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States elected not to participate in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various nations and states could adversely affect our operations and demand for our products.

The United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. These regulations may apply to our operations. The EPA has proposed two other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the proposed rules to regulate the emissions of greenhouse gases would result in federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Acts of Congress, particularly such as the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation,” approved by the United States House of Representatives on June 26, 2009, as well as the decisions of lower courts, large numbers of states, and foreign governments which affect climate change regulation could have a material adverse effect on our business, financial condition, and results of operations.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,092,864 at December 31, 2009. Although we have recorded net income of $23,955 for the twelve month period ended December 31, 2009, we may return to operating losses in the future as revenues decline as the result of depleted oil and gas resources and price decreases, combined with the increased operating expenses that can be anticipated from aging wells. Our expectation of continued profitability depends on an increase in current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations over greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the President Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could adversely affect demand for the oil and natural gas that we produce.

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

Annual Oil and Gas Production – West Virginia &Texas
	2009	2008	2007
Natural Gas	101,360 MCF	112,420 MCF	110,750 MCF
Oil	1,714 STB	3,650 STB	2,332 STB
Average production costs (VW)*	$3.70 / MCFE	$3.16 / MCFE	$2.59 / MCFE
Average production costs (TX)*	$1.83 / MCFE	$1.54 / MCFE	$1.53 / MCFE

     * includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of December 31, 2009. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 12 gross wells and 0.83 net wells in Texas as of December 31, 2009. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2009 and 2008 by Sure Engineering LLC.

Sure Engineering LLC. was founded in 1997 by Dr. Nafi Onat to provide a variety of engineering services to the oil and gas industry including the design of well completions and optimizations, the preparation of reserve evaluations, secondary recovery plans, well testing and interpretation. Dr. Onat obtained a Bachelor of Science and Master of Science Degrees in Petroleum Engineering from the Middle East Technical University in Ankara, Turkey and a Doctorate (PhD) in Petroleum Engineering from the Colorado School of Mines in Golden, Colorado. Since obtaining his PhD, Dr. Onat has worked within the oil and gas industry for over thirty years.

Dr. H. I. Bilgesu, who works as a consulting engineer for Sure Engineering, LLC has over 16 year experience in oil and gas property evaluation. Dr. Bilgesu obtained a B.Sc. in Petroleum Engineering from Middle East Technical University, a M.Sc. in Chemical and Petroleum Engineering from Colorado School of Mines and a Ph.D. in Petroleum Engineering from Pennsylvania State University. Dr. Bilgesu is a Registered Professional Engineer in the State of Colorado.

All information provided by Allied to Sure Engineering LLC for the purpose of preparing its reserve evaluation was received from those independent operators responsible for managing Allied’s oil and gas interests. Information received was first reviewed by management for reasonableness and accuracy, to the extent that such review was practicable having been obtained from third parties, to ensure that such information might be relied upon by Dr. Onat in compiling his reserve calculations.

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

Oil and gas reserves increased as of December 31, 2009 by 7,112 bbl and 43,068 mcf due to a successful work over of the Brinkoeter #4 well, the Cokeley 633-654 wells, the Williams #1 well and the Gus Bee well by the Marquee Corporation combined with the increase in the economic lives of oil producing wells due to rising prices. Meanwhile the Holman-Fagen 43-3 wells was plugged and abandoned due to uneconomical production rates in 2009.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2009 and 2008.

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

Proved Developed Reserves
	Years Ended December 31,
	2009		2008
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Beginning of year	18,951	1,031,450	16,450	1,422,051
Revision in previous estimates	7,112	43,068	6,030	(296,106)
Discoveries and extension	-	-	-	-
Purchase in place	-	-	-	-
Production	(1,784)	(101,360)	(3,529)	(112,495)
Sales in place	-	-	-	-

End of year	24,279	955,158	18,951	1,013,450

* all of Allied’s reserves are proved developed reserves.

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

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2009 and 2008 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2009	December 31	$0.34	$0.27
	September 30	$0.30	$0.25
	June 30	$0.30	$0.17
	March 31	$0.30	$0.17
2008	December 31	$0.51	$0.35
	September 30	$0.75	$0.51
	June 30	$1.14	$0.70
	March 31	$0.65	$0.65

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2010, there were approximately 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of April 14, 2010, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 180,000 options to purchase shares of our common stock at year end December 31, 2009.

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

Results of Operations

During the period from January 1, 2004 through December 31, 2009, Allied was engaged in evaluating acquisition opportunities, drilling, examining the operating efficiencies of existing wells, disposing of non-productive wells, overseeing the operation of its oil and gas assets by an independent operators and acquiring oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators has proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue can restrict its ability to realize a net profit.

For the fiscal year ended December 31, 2009 Allied realized net income. Allied believes that the immediate key to its ability to remain profitable is that oil and gas prices continue to rise, that general and administrative and production expenses are constantly evaluated to guard against increases in operating costs and that it continue to seek out revenue producing acquisitions. Should oil and gas prices remain stable and expenses remain relatively consistent, Allied believes that it will most likely continue to operate at a net profit in future periods.

Twelve Months Ended December 31	2009	2008	Change	% Change

Average Daily Production

Oil (bbls/day)	5	10	(5)	-50%
Natural gas (mcf/day)	278	308	(30)	-10%
Barrels of oil equivalent (boe/day)	51	61	(10)	-16%

Profitability

Petroleum and natural gas revenue	$692,560	$1,216,908	$(524,348)	-43%

Net Revenue	692,560	1,216,908	(524,348)	-43%

Production and operating costs	420,065	504,269	(84,204)	-17%

Field netback	272,495	712,639	(440,144)	-62%

G&A	195,622	199,730	(4,108)	-2%

Net cash flow from operations	76,873	512,909	(436,036)	-85%

Depletion, depreciation and other charges	113,960	149,426	(35,466)	-24%
Future income taxes	-	-	-	0%

Net earnings from operations	$(37,087)	$363,483	$(400,570)	-110%

Profitability per boe

Oil and gas revenue (average selling price)	36.96	54.36	(17.40)	-32%
Production and operating costs	22.42	22.53	(0.11)	0%

Field netback ($/boe)	$14.54	$31.83	$(17.29)	-54%

Net earnings ($/boe)	$(1.98)	$16.24	$(18.22)	-112%

Cash flow from operations ($/boe)	$4.10	$22.91	$(18.81)	-82%

Gross Revenue

Gross revenue for the year ended December 31, 2009 decreased to $692,560 from $1,216,908 for the year ended December 31, 2008, a decrease of 43%. The decrease in gross revenue in the current period can be attributed both to the decline in oil and gas prices realized in the current period over the prior period and the decrease in the production of oil and gas in the current period over the prior period.

Gross daily production of oil for the year ended December 31, 2009 decreased to 5 bbls from 10 bbls for the year ended December 31, 2008, a decrease of 50%. Gross daily production of gas for the year ended December 31, 2009 decreased to 278 MCF from 308 MCF for the year ended December 31, 2008, a decrease of 10%. Average oil and natural gas prices realized decreased on a daily basis to $36.96 per BOE over the year ended December 31, 2009 from $54.36 per BOE on a daily basis over the year ended December 31, 2008, a decrease of 32%.

Allied anticipates, based on existing properties, that gross revenue will increase in the near term as prices paid for oil and gas are trending upward over the near and long term.

Net Income

Net income after provision for income taxes for the year ended December 31, 2009 was $23,955 as compared to net income after provision for income taxes of $251,961 for the year ended December 31, 2008, a decrease of 90%. The decrease in net income in the current period can be attributed to the decline in oil and gas revenues and the decrease in production. Management expects that net income will increase in near term future periods due to anticipated increases in revenues from higher for oil and gas prices in addition to the realization of efforts to reduce operating costs.

Expenses

General and administrative expenses for the year ended December 31, 2009 decreased to $195,622 from $199,730 for the year ended December 31, 2008, a decrease of 2%. The decrease in general administrative expenses over the comparable periods can be primarily attributed to a decrease in travel expenses. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2009 and December 31, 2008 were $113,960 and $149,426 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Production expenses for the year ended December 31, 2009 and December 31, 2008 were $420,065 and $504,269, a decrease of 17%. Production expenses include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in direct production costs over the current period can be attributed to the decrease in production over the current period. Allied expects that direct production expenses will increase over future periods as the ages of our wells increase and we continue to acquire or develop new production.

Income Tax Expense

As of December 31, 2009 Allied has a net operating loss (NOL) carry forwards of approximately $2,217,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,271,863 as of December 31, 2009 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2009 were $1,283,811 which consisted of $1,177,765 in cash, $83,646 in accounts receivable and $22,400 in other assets. Total assets were $3,883,326. Total current liabilities were $11,948 which consisted of accounts payable. Total liabilities were $189,288 which amount includes an asset retirement obligation of $177,340 and current liabilities. Total stockholders’ equity as of December 31, 2009 was $3,694,038.

Cash flow provided by operations for the year ended December 31, 2009 was $125,140 as compared to $611,495 for the year ended December 31, 2008. The decrease in cash flow provided by operations in the current period can be primarily attributed to the decrease in net income and the change in deferred tax assets over the prior period. Allied expects that cash flow provided by operations will increase in future periods based on an anticipated increase in net income.

Cash flow used in investing activities for the years ended December 31, 2009 and December 31, 2008 was $0. Allied expects to use cash flow in investing activities over future periods as the company evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

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

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2009, 600,000 options have been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2009, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Estimates of Asset Retirement Obligations. In accordance with ASC 410-20, Allied makes estimates of future costs and the timing thereof in connection with recording its future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase depreciation, depletion and amortization expense. Cash flows would not be affected until costs to plug and abandon were actually incurred.

Recent Accounting Pronouncements

Please see Note 15 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-22.

ALLIED RESOURCES, INC.
INDEX TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

     Report of Independent Registered Public Accounting Firm                  F-2

     Balance Sheets                                                                                 F-3

     Statements of Operations                                                                  F-4

     Statements of Stockholders’ Equity (Deficit)                                      F-5

     Statements of Cash Flows                                                                 F-6

     Notes to Financial Statements                                                            F-7

     Supplementary Schedules on Oil and Gas Operations                           F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc., as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah

April 14, 2010

ALLIED RESOURCES, INC.
BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008
Current assets:
Cash	$1,177,765	1,052,625
Accounts receivable	83,646	96,974
Other assets	22,400	-

Total current assets	1,283,811	1,149,599

Oil and gas properties (proven), net (successful
efforts method)	1,018,814	1,132,774
Deferred tax asset	876,000	867,000
Deposits	704,701	704,701

Total assets	$3,883,326	3,854,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$11,948	13,667

Total current liabilities	11,948	13,667

Asset retirement obligation	177,340	168,955
Accrued tax liabilities	-	40,000

Total liabilities	189,288	222,622

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,781,249	9,742,618
Accumulated deficit	(6,092,864)	(6,116,819)

Total stockholders' equity	3,694,038	3,631,452

Total liabilities and stockholders' equity	$3,883,326	3,854,074

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Oil and gas revenues	$692,560	1,216,908

Operating expenses:
Production costs	420,065	504,269
Depletion and amortization	113,960	149,426
General and administrative expenses	195,622	199,730

	729,647	853,425

Income (loss) from operations	(37,087)	363,483

Interest income	12,042	16,478

Income (loss) before provision for income taxes	(25,045)	379,961

Provision (benefit) for income taxes - deferred	(49,000)	128,000

Net income	$23,955	251,961

Income per common share - basic and diluted	$-	0.04

Weighted average common shares - basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2008	5,653,011	$5,653	$9,723,302	$(6,368,780)	$3,360,175

Stock option compensation expense	-	-	19,316	-	19,316

Net income	-	-	-	251,961	251,961

Balance at December 31, 2008	5,653,011	5,653	9,742,618	(6,116,819)	3,631,452

Stock option compensation expense	-	-	38,631	-	38,631

Net income	-	-	-	23,955	23,955

Balance at December 31, 2009	5,653,011	$5,653	$9,781,249	$(6,092,864)	$3,694,038

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC
STATEMENTS OF CASH FLOW
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$23,955	251,961
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion and amortization	113,960	149,426
Stock option compensation expense	38,631	19,316
Accretion expense	8,385	7,989
Deferred tax asset	(9,000)	128,000
Decrease in:
Accounts receivable	13,328	48,022
Other assets	(22,400)	2,643
Increase (decrease) in:
Accounts payable	(1,719)	9,738
Accrued liabilities	-	(5,600)
Accrued tax liabilities	(40,000)	-

Net cash provided by operating activities	125,140	611,495

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	125,140	611,495

Cash, beginning of year	1,052,625	441,130

Cash, end of year	$1,177,765	1,052,625

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Accounts Receivable

Accounts receivable are amounts due on oil and gas sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.

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

If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Current accounting standards may require companies involved in the oil and gas industry to reclassify oil and gas contract based drilling rights from tangible to intangible assets and to provide the related intangible assets disclosures under Accounting Standards Codification (ASC) 350. Since the Company does not have any contract based oil and gas drilling rights, any disclosure related to this possible requirement would not have an affect on the Company’s financial statements.

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

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through the provision for income taxes. The Company recognizes interest expense related to unrecognized tax benefits in interest expense and penalties as an other expense.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Stock-Based Compensation

At December 31, 2009, the Company has a stock option plan, which is described more fully in Note 9. The Company accounts for stock compensation under ASC 718. This requires the Company to recognize compensation cost based on the grant date fair value of options granted. The Company recognized $38,631 and $19,316, respectively, in compensation cost during the years ended December 31, 2009 and 2008.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements (continued)

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, future taxable income and related assets/liabilities, the collectibility of outstanding accounts receivable, stock-based compensation expense, and contingencies. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling results, testing and production may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, the creditworthiness of counterparties, interest rates, the market value of the Company’s common stock and corresponding volatility and the Company’s ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Note 2 – Oil and Gas Properties

Oil and gas properties consist of the following:

	2009	2008

Oil and gas properties (successful efforts method)	$8,513,291	8,513,291
Capitalized costs related to asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Less accumulated depreciation, depletion,
and amortization	(7,587,976)	(7,474,016)

	$1,018,814	1,132,774

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2009 and 2008 amounts on deposit were approximately $705,000 and $705,000, respectively.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

	2009	2008

Balance at beginning of year	$168,955	160,966
Accretion expense	8,385	7,989
Balance at end of year	$177,340	168,955

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

	2009	2008

Federal income tax at statutory rate	$(9,000)	129,000
Decrease in accrued tax liabilities (see Note 6)	(40,000)	-
Other	-	(1,000)
	$(49,000)	128,000

Deferred tax assets (liabilities) are comprised of the following:

	2009	2008

Net operating loss carryforwards	$754,000	827,000
Asset retirement obligation	45,000	41,000
Depletion and amortization	57,000	(8,000)
Stock compensation expense	20,000	7,000
	$876,000	867,000

As of December 31, 2009, the Company had net operating loss (NOL) carryforwards of approximately $2,217,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforward, which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 5 – Income Taxes (continued)

The Company’s NOL amounts and related years of expiration are as follows:

Year		Year of
Generated	Amount	Expiration

1996	$46,000	2011
1998	110,000	2018
1999	1,979,000	2019
2001	4,000	2021
2002	78,000	2022

	$2,217,000

Note 6 – Accrued Tax Liabilities

Accrued tax liabilities consist of the following:

	2009	2008

Balance at beginning of year	$40,000	40,000
Decrease due to current tax position	(40,000)	-

Balance at end of year	$-	40,000

At December 31, 2009 and 2008, the Company had approximately $0 and $10,000 accrued for the payment of interest and penalties.

The Company is no longer subject to examination by federal and state taxing authorities for years prior to 2003.

Note 7 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 annually during the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, $1,000 was included in accounts payable for rent.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 7 – Related Party Transactions (continued)

The Company has a consulting agreement with its CEO to provide management services. The agreement requires monthly payments which, on July 1, 2008, increased from $6,000 to $10,000. The Company incurred management and consulting fees of approximately $120,000 and $96,000 during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $10,000 was included in accounts payable for management services.

Note 8 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2009 and 2008.

Note 9 – Stock Options

During the year ended December 31, 2008, the Company adopted a stock option plan (the Plan). Under the Plan, the Company may issue shares of the Company’s common stock or grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

A schedule of the options outstanding is as follows:

		Exercise
	Number of	Price Per
	Options	Share

Outstanding at January 1, 2008	-	$-
Granted	600,000	0.35

Outstanding at December 31, 2008 and 2009	600,000	$0.35

Note 10 – Stock Based Compensation

The fair value of each option granted during 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	-
Expected stock price volatility	107%
Risk-free interest rate	2.25%
Expected life of options	10 years

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 10 – Stock Based Compensation (continued)

The weighted average fair value of each option granted during 2008 was approximately $0.32.

Information related to these options at December 31, 2009, is as follows:

Outstanding				Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.35	600,000	9.0	$ 0.35	180,000	$ 0.35

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 13 – Risks and Uncertainties (continued)

The Company’s carrying cost of its oil and gas properties are subject to possible future impairment based on the estimated future cash flows of these properties. These estimated future cash flows are in turn subject to oil and gas prices that are subject to fluctuations and, as a consequence, no assurance can be given that oil and gas prices will decrease, increase or remain stable.

Note 14 – Subsequent Events

The Company evaluated its December 31, 2009 financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 15 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The adoption of ASU 2010-02 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In January 2010, the FASB issued ASU 2010-01, Equity (ASC 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and ASC 260, and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (ASC 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (ASC 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 15 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued ASU 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (ASC 605): Multiple- Deliverable Revenue Arrangements. This update addressed accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and which will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (ASC 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to ASC 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In July 2009, the FASB ratified EITF No. 09-1, (ASC 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009, are within the scope. EITF 09-1 is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 15 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (ASC 810), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under ASC 810, and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition, results of operations, or cash flows.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC 860). This statement removes the concept of a qualifying special-purpose entity and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2009 and 2008

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2009	2008

Proved oil and gas properties and related equipment	$8,513,291	8,513,291
Unproved oil and gas properties	-	-
Asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Accumulated depreciation, depletion, amortization
and valuation allowances	(7,587,976)	(7,474,016)

	$1,018,814	1,132,774

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,
	2009	2008
Acquisition of properties:
Proved	$-	-
Unproved	$-	-
Exploration costs	$-	-
Development costs	$-	-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2009 and 2008

Results of Operations for Producing Activities

	Years Ended
	December 31,
	2009	2008

Oil and gas revenues	$692,560	1,216,908
Production costs net of reimbursements	(420,065)	(504,269)
Exploration costs	-	-
Depreciation, depletion, amortization, and valuation provisions	(113,960)	(149,426)

Net income before income taxes	158,535	563,213

Income tax expense	54,000	191,000

Results of operations from producing activities (excluding
corporate overhead and interest costs)	$104,535	372,213

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2009 and 2008

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

	Years Ended December 31,
	2009		2008
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)
Proved developed and undeveloped reserves:
Beginning of year	18,951	1,013,450	16,450	1,422,051
Revision in previous estimates	7,112	43,068	6,030	(296,106)
Discoveries and extension	-	-	-	-
Purchase in place	-	-	-	-
Production	(1,784)	(101,360)	(3,529)	(112,495)
Sales in place	-	-	-	-

End of year	24,279	955,158	18,951	1,013,450

All of the Company’s reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2009 and 2008

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

	Years Ended
	December 31,
	2009	2008

Future cash inflows	$7,111,000	8,437,000
Future production and development costs	(4,699,000)	(5,327,000)
Future income tax expenses	(820,000)	(1,057,000)

	1,592,000	2,053,000

10% annual discount for estimated timing of cash flows	(739,000)	(941,000)

Standardized measure of discounted future net cash flows	$853,000	1,112,000

The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company’s proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the average prices of oil and gas (including price changes that are fixed and determinable) based upon the prior 12-month period and current costs of development production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION
ON OIL AND GAS OPERATIONS

December 31, 2009 and 2008

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

	Years Ended
	December 31,
	2009	2008

Balance, beginning of year	$1,112,000	1,751,000
Sales of oil and gas produced net of production costs	(227,000)	(340,000)
Net changes in prices and production costs	(270,000)	471,000
Extensions and discoveries, less related costs	-	-
Purchase and sales of minerals in place	-	-
Revisions of estimated development costs	-	-
Revisions of previous quantity estimate	237,000	(674,000)
Accretion of discount	111,000	175,000
Net changes in income taxes	(110,000)	(271,000)

Balance, end of year	$853,000	1,112,000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Ruairidh Campbell	46	1998	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Ed Haidenthaller	46	2004	Director
Paul Crow	63	2005	Director, Secretary

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

•	Ruairidh Campbell failed to file a Form 5 on a timely basis despite being an officer, director and 10% shareholder of Allied.

•	Ed Haidenthaller failed to file a Form 5 on a timely basis despite being a director of Allied.

•	Paul Crow failed to file a Form 5 on a timely basis despite being a director of Allied.

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings but are compensated for their service as directors in connection with meetings. However, non-executive directors are compensated for attendance at meetings in the amount $500 per meeting but are not reimbursed for out-of-pocket costs incurred in attending meetings. During the year ended December 31, 2009, the Company compensated each of its non-executive directors for their participation in four meetings of the board of directors held over the annual period.

During the year ended December 31, 2009, the Company compensated one of its directors pursuant to a consulting agreement with him for services rendered as corporate secretary for annual compensation of $3,000.

During the year ended December 31, 2009, the Company compensated one of its directors pursuant to a consulting agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to the Company.

The following table provides summary information for the year 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Directors’ Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Ruairidh Campbell	120,000*		32,000			12,000**	164,000
Paul Crow	2,000	-	3,200	-	-	3,000***	8,200
Ed Haidenthaller	2,000	-	3,200	-	-	-	5,200

*     Pursuant to a consulting agreement; amount paid to Mr. Campbell for services rendered as chief executive officer, chief financial officer and principal accounting officer.

**     Pursuant to a month to month lease agreement; amount paid to Mr. Campbell for the provision of office space.
***     Pursuant to a consulting agreement; amount paid to Mr. Crow for services rendered as corporate secretary.

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

Executive compensation for the year ended December 31, 2009 was $164,000 as compared to $124,000 for the year ended December 31, 2008. Compensation includes a monthly consulting fee, vested stock options and rent paid to our sole executive officer in exchange for office space. The increase in executive compensation in the comparative annual periods is attributable to an increase in the consulting fee paid and the number of stock options vesting in the current period. We anticipate that executive compensation will remain relatively consistent over the term of the five year agreement.

Tables

The following table provides summary information for the years 2009, and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell, CEO, CFO, PAO and director	2009 2008	120,000 96,000	- -	- - -	32,000 16,000	- -	- -	12,000 12,000	164,000 124,000

The following table provides summary information for 2009 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ruairidh Campbell	150,000	350,000	-	0.35	Dec 31, 2018	-	-	-	-

The Company has a consulting agreement with its executive officer, effective July 1, 2008, through June 30, 2013, for (i) an annual salary of $120,000, (ii) at the Company’s discretion, an annual bonus and (iii) tenure based incentive stock options.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

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

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	Common	2,060,000*	36.4
Ed Haidenthaller 1193 East 800 North Layton, Utah 84040	Common	10,000**	<1.0
Paul Crow 1185 East 5840 South Salt Lake City, Utah 84121	Common	10,000***	<1.0
All Executive Officers and Directors as a Group (3)	Common	2,080,000	36.4

*     Ruairidh Campbell has also been granted 500,000 options to purchase common shares at $0.35 of which 150,000 were vested as of December 31, 2009.

**     Ed Haidenthaller has also been granted 50,000 options to purchase common shares at $0.35 of which 15,000 were vested as of December 31, 2009.

***     Paul Crow has also been granted 50,000 options to purchase common shares at $0.35 of which 15,000 were vested as of December 31, 2009.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, rent provision and option grants:

•

Ruairidh Campbell, sole executive officer and a director, entered into a consulting agreement dated July 1, 2008 and a stock option agreement dated December 31 , 2008 each conditioned on a five year term that provide for a monthly fee of $10,000 in addition to an aggregate stock option grant to purchase up to 500,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 150,000 shares as of December 31, 2009.

•	Ruairidh Campbell, sole executive officer and a director, has entered into a month to month arrangement pursuant to which Allied pays $1,000 a month for the use of an office owned by Mr. Campbell that is inclusive of associated office costs.

•

Ed Haidenthaller, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 15,000 shares as of December 31, 2009.

•

Paul Crow, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 1 5,000 shares as of December 31, 2009.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2009 and 2008. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $38,100 and $37,693 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2009 and 2008 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to Allied fees of $6,800 in 2009 and $7,102 in 2008 for professional services rendered in connection with the preparation of Allied's tax returns for the respective periods.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-22, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income
Statement of Stockholders’ Equity (Deficit)

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

Allied Resources, Inc.	Date
/s/ Ruairidh Campbell _________________________ By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell __________________________ Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 15, 2010
/s/ Ed Haidenthaller __________________________ Ed Haidenthaller Director	April 15, 2010
/s/ Paul Crow __________________________ Paul Crow Director	April 15, 2010

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

99(i)*     Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-Q filed on November 14, 2008).

99(ii)     Reserve report from Sure Engineering, LLC (attached).

      *      Incorporated by reference to previous filings of the Company.