Form 10-Q
period 2010-03-31
ALLIED RESOURCES INC
filed 2010-05-24
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at May 21, 2010, was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,226,360	1,177,765
Accounts receivable	87,675	83,646
Other assets	22,400	22,400
Total current assets	1,336,435	1,283,811

Oil and gas properties (proven), net (successful
efforts method)	992,112	1,018,814
Deferred tax asset	879,000	876,000
Deposits	704,701	704,701
Total assets	$3,912,248	3,883,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$39,971	11,948
Total current liabilities	39,971	11,948

Asset retirement obligation	179,540	177,340
Total liabilities	219,511	189,288

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,790,907	9,781,249
Accumulated deficit	(6,103,823)	(6,092,864)

Total stockholders' equity	3,692,737	3,694,038

Total liabilities and stockholders' equity	$3,912,248	3,883,326

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009

	2010	2009

Oil and gas revenues	$187,159	162,409

Operating expenses:
Production costs	102,973	108,641
Depletion and amortization	26,702	24,878
General and administrative expenses	73,170	75,232

	202,845	208,751

Loss from operations	(15,686)	(46,342)

Interest income	1,727	3,516

Loss before income tax benefit	(13,959)	(42,826)

Income tax benefit - deferred	(3,000)	(14,000)

Net loss	$(10,959)	(28,826)

Loss per common share - basic and diluted	$-	(0.01)

Weighted average common shares - basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(10,959)	(28,826)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depletion and amortization	26,702	24,878
Stock option compensation expense	9,658	9,657
Accretion expense	2,200	2,096
Deferred tax asset	(3,000)	(14,000)
(Increase) decrease in:
Accounts receivable	(4,029)	49,096
Increase (decrease) in:
Accounts payable	28,023	25,122

Net cash provided by operating activities	48,595	68,023

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	48,595	68,023

Cash, beginning of period	1,177,765	1,052,625

Cash, end of period	$1,226,360	1,120,648

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2010

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.

Note 2 – Additional Footnotes Included By Reference

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2010.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

General

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

Texas Well Information

Allied owns varying interests in a total of 12 wells in Texas on four leases managed by independent operators and an interest in a pipeline gathering system. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad, Edwards and Jackson Counties. Depth of the producing intervals varies from 7,600 ft to 9,600 ft.

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

Results of Operations

Allied’s business is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to maintain positive net cash flow and deter future prospects of expanding operations. The recent downturn in the prices paid for oil and natural gas is one good example of uncertainties associated with the energy sector. Another example is the uncertainty associated with production volumes as older wells deplete over time. Allied can provide no assurance that current operations will continue to produce sufficient cash flows to maintain its business. Should Allied be unable to generate sufficient cash flow it may have to sell assets or seek debt or equity financing to continue operations.

During the three month period ended March 31, 2010 Allied was focused on overseeing the operation of its oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

THREE Months Ended MaRCH 31	2010	2009	Change #	Change %

Average Daily Production
Oil (bbls/day)	8	3	5	167%
Natural gas (mcf/day)	276	261	15	6%
Barrels of oil equivalent (boe/day)	54	47	8	16%

Profitability
Petroleum and natural gas revenue	$187,159	$162,409	24,750	15%
Net Revenue	187,159	162,409	24,750	15%
Production and operating costs	102,973	108,641	(5,668)	-5%
Field netback	84,186	53,768	30,418	57%
G&A	73,170	75,232	(2,062)	-3%
Depletion, depreciation and other charges	26,702	24,878	1,824	7%
Future income taxes	-	-	-	0%
Net loss from operations	$(15,686)	$(46,342)	(30,656)	-66%

Profitability per BOE
Oil and gas revenue (average selling price)	38.51	38.81	(0.30)	-1%
Production and operating costs	21.19	25.96	(4.77)	-18%
Field netback ($/boe)	17.32	12.85	4.47	35%
Net loss ($/boe)	(3.23)	(11.07)	7.85	-71%
Cash flow from operations ($/boe)	2.27	(5.13)	7.40	-144%

Revenue

Revenue for the three month period ended March 31, 2010 increased to $187,159 from $162,409 for the comparable period ended March 31, 2009, an increase of 15%. The increase in revenue over the three month comparative periods is due to an increase in oil and gas production over the current period.

Allied anticipates that revenue will continue to increase in the near term in line despite current volatility in the pricing of oil and gas products.

Net Losses

Net losses for the three month period ended March 31, 2010 were $10,959, as compared to net losses of $28,826 for the comparable period ended March 31, 2009, a decrease of 62%.The decrease in net losses over the three month periods can be primarily attributed to increases in oil and gas revenues over the current period.

Allied expects net losses to transition to net income in the near term as general and administrative costs decrease in successive quarterly periods, a good portion of which are incurred in connection with our reporting obligations.

Expenses

General and administrative expenses for the three month period ended March 31, 2010 decreased to $73,170 from $75,232 for the comparable period ended March 31, 2009, a decrease of 3%. The decrease in general administrative expenses over the three month periods can be primarily attributed to operating efficiencies.

Allied expects that general and administrative expenses will remain relatively consistent.

Depletion expenses for the three month periods ended March 31, 2010, and March 31, 2009 were $26,702 and $24,878 respectively.

Production costs for the three month periods ended March 31, 2010, and March 31, 2009 were $102,973 and $108,641 respectively, a decrease of 5%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three month periods can be attributed to operating efficiencies.

Allied expects that production expenses will increase over future periods as the ages of our wells increase so too does the cost of maintaining production from such wells.

Income Tax Expense

As of December 31, 2009 Allied has a net operating loss (NOL) carry forwards of approximately $2,217,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations for the three month period ended March 31, 2010 was $48,595 as compared to cash flow provided by operations of $68,023 for the comparable period ended March 31, 2009. The decrease in cash flow provided by operations in the current period can be attributed to accounts receivable.

Allied expects that cash flow provided by operations will increase as we return to net income from operations.

Cash flow used in investing activities for the three month periods ended March 31, 2010 and March 31, 2009 was $0.

Allied expects to use cash flow in investing activities in future periods as it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the three month periods ended March 31, 2010 and March 31, 2009 was $0.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has a working capital surplus of $1,296,464 as of March 31, 2010 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2010.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at the end of the period.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of March 31, 2010, 600,000 options had been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2010, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,092,864 at December 31, 2009. We recorded a net loss of $10,959 for the three month period ended March 31, 2010 and may continue to realize net losses if revenues do not increase. Our expectation of continued profitability depends on an increase in current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Allied’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Allied’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If Allied remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for Allied’s securities. If Allied’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of Allied’s securities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

/s/ Ruairidh Campbell                                   May 21, 2010

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

10(iii) *          Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on April 21, 2003).

10(iv)*           Consulting Agreement between Allied and Ruairidh Campbell dated July 1, 2008 (incorporated by reference to the Form 10-Q filed on November 14, 2008).

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