Form 10-Q
period 2010-06-30
ALLIED RESOURCES INC
filed 2010-08-16
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 16, 2010, was 5,653,011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements...................................................................................................... 3

               Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)...... 4

               Unaudited Condensed Statements of Operations for the three and six month periods ended

June 30, 2010 and June 30, 2009.................................................................................. 5

               Unaudited Condensed Statements of Cash Flows for the six month periods ended

June 30, 2010 and June 30, 2009.................................................................................. 6

               Condensed Notes to Unaudited Financial Statements.................................................... 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................... 15

Item 4T. Controls and Procedures................................................................................................ 15

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................................................... 16

Item 1A.  Risk Factors 16

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,252,731	1,177,765
Accounts receivable	45,428	83,646
Other assets	22,400	22,400
Total current assets	1,320,559	1,283,811

Oil and gas properties (proven), net (successful
efforts method)	964,250	1,018,814
Deferred tax asset	893,000	876,000
Deposits	704,701	704,701
Total assets	$3,882,510	3,883,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,060	11,948
Total current liabilities	24,060	11,948

Asset retirement obligation	181,741	177,340
Total liabilities	205,801	189,288

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,800,565	9,781,249
Accumulated deficit	(6,129,509)	(6,092,864)

Total stockholders' equity	3,676,709	3,694,038

Total liabilities and stockholders' equity	$3,882,510	3,883,326

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Oil and gas revenues	$150,306	171,268	337,465	333,677

Operating expenses:
Production costs	105,487	101,678	208,460	210,319
Depletion and amortization	27,862	28,172	54,564	53,050
General and administrative expenses	58,391	61,206	131,561	136,438

	191,740	191,056	394,585	399,807

Loss from operations	(41,434)	(19,788)	(57,120)	(66,130)

Interest income	1,748	3,338	3,475	6,854

Loss before income tax benefit	(39,686)	(16,450)	(53,645)	(59,276)

Income tax benefit - deferred	(14,000)	(5,000)	(17,000)	(19,000)

Net loss	$(25,686)	(11,450)	(36,645)	(40,276)

Loss per common share -
basic and diluted	$-	-	(0.01)	(0.01)

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(36,645)	(40,276)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depletion and amortization	54,564	53,050
Stock option compensation expense	19,316	19,315
Accretion expense	4,401	4,192
Deferred tax asset	(17,000)	(19,000)
(Increase) decrease in:
Accounts receivable	38,218	16,741
Other assets	-	(900)
Increase (decrease) in:
Accounts payable	12,112	11,626

Net cash provided by operating activities	74,966	44,748

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	74,966	44,748

Cash, beginning of period	1,177,765	1,052,625

Cash, end of period	$1,252,731	1,097,373

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Note 3 – Subsequent Events

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2010.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

General

Allied intends to utilize net cash flow from operations to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves. Allied believes that it can achieve production growth and expand reserves through improved exploitation of its existing wells, which activities may include the disposition or shut off of non-productive wells and the use of enhanced production techniques on producing wells. An evaluation to accomplish these objectives is underway. Over the last six months Allied has evaluated several oil prospects for acquisition and operation. None of which prospects have borne out as sufficiently productive to meet Allied’s investment criteria. Allied will continue to seek out oil producing properties for acquisition.

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, its current production will continue to decline which decline will lead to a significant reduction in revenue.

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

Results of Operations

Allied’s business is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to maintain positive net cash flow and deter future prospects of expanding operations. The decrease in the prices paid for oil and natural gas is one example of uncertainties associated with the energy sector. Another example is the uncertainty associated with production volumes as older wells deplete over time. Allied can provide no assurance that current operations will continue to produce sufficient cash flows to maintain its business. Should Allied be unable to generate sufficient cash flow it may have to sell assets or seek debt or equity financing to continue operations.

During the six month period ended June 30, 2010 Allied was focused on overseeing the operation of its oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

Six Months Ended June 30	2010	2009	Change #	Change %

Average Daily Production
Oil (bbls/day)	7	4	3	75%
Natural gas (mcf/day)	290	272	18	7%
Barrels of oil equivalent (boe/day)	55	49	6	12%

Profitability
Petroleum and natural gas revenue	$337,465	$333,677	3,788	1%
Net Revenue	337,465	333,677	3,788	1%
Production and operating costs	208,460	210,319	(1,859)	-1%
Field netback	129,005	123,358	5,647	5%
G&A	131,561	136,438	(4,877)	-4%
Depletion, depreciation and other charges	54,564	53,050	1,514	3%
Future income taxes	-	-	-	0%
Net loss from operations	$(57,120)	$(66,130)	(9,010)	-14%

Profitability per BOE
Oil and gas revenue (average selling price)	33.69	37.37	(3.67)	-10%
Production and operating costs	20.81	23.55	(2.74)	-12%
Field netback ($/boe)	12.88	13.81	(0.93)	-7%
Net loss ($/boe)	(5.70)	(7.41)	1.70	-23%
Cash flow from operations ($/boe)	(0.26)	(1.46)	1.21	-83%

Revenue

Revenue for the three month period ended June 30, 2010 decreased to $150,306 from $171,268 for the comparable period ended June 30, 2009, a decrease of 12%. Revenue for the six month period ended June 30, 2010 increased to $337,465 from $333,677, an increase of 1%. The decrease in revenue over the three month comparative periods was due to a decrease in selling prices for oil and gas and production decreases in production due to problems associated with certain wells. Revenue remained relatively consistent over the six month comparative period. Allied anticipates that revenue will increase in the near term in line with production growth.

Net Losses

Net losses for the three month period ended June 30, 2010 were $25,686, as compared to net losses of $11,450 for the comparable period ended June 30, 2009, an increase of 124%. Net losses for the six month period ended June 30, 2010 were $36,645 as compared to net losses of $40,276 for the comparable period ended June 30, 2009, a decrease of 9%. The increase in net losses over the three month comparative periods was due primarily to the decrease in revenue. The decrease in net losses over the six month periods can be primarily attributed increase in revenue and decreases in production costs and general and administrative expenses.

Allied expects net losses to transition to net income in the near term with increases in revenue going forward.

Expenses

General and administrative expenses for the three month period ended June 30, 2010 decreased to $58,391 from $61,206 for the comparable period ended June 30, 2009, a decrease of 5%. General and administrative expenses for the six month period ended June 30, 2010 decreased to $131,561 from $136,438 for the comparable period ended June 30, 2009, a decrease of 4%. The decrease in general administrative expenses over the three and six month periods can be primarily attributed to operating efficiencies.

Allied expects that general and administrative expenses will remain relatively consistent.

Depletion expenses for the three month periods ended June 30, 2010, and June 30, 2009 were $27,862 and $28,172, respectively. Depletion expenses for the six month periods ended June 30, 2010, and June 30, 2009 were $54,564 and $53,050, respectively.

Production costs for the three month periods ended June 30, 2010, and June 30, 2009 were $105,487 and $101,678, respectively, an increase of 4%. Production costs for the six month periods ended June 30, 2010, and June 30, 2009 were $208,460 and $210,319, respectively, a decrease of 1%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time.

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

Liquidity and Capital Resources

Cash flow provided by operations for the six month period ended June 30, 2010 was $74,966 as compared to cash flow provided by operations of $44,748 for the comparable period ended June 30, 2009. The increase in cash flow provided by operations in the current period can be attributed to a decrease in accounts receivable over the comparative periods. Allied expects that cash flow provided by operations will increase in the event we return to net income from operations.

Cash flow used in investing activities for the six month periods ended June 30, 2010 and June 30, 2009 was $0. Allied expects to use cash flow in investing activities in future periods as it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the six month periods ended June 30, 2010 and June 30, 2009 was $0.  Allied does not expect to realize cash flow from financing activities in the near term.

Allied has a working capital surplus of $1,296,499 as of June 30, 2010 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2010.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at the end of the period.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of June 30, 2010, 600,000 options had been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2010, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Discussion and Analysis,” with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

13

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,092,864 at December 31, 2009. We recorded a net loss of $25,686 for the three month period ended June 30, 2010 and may continue to realize net losses if revenues do not increase. Our expectation of continued profitability depends on an increase in current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Resources, Inc.                                                                         Date

/s/ Ruairidh Campbell                                                                          August 16, 2010

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