Form 10-Q
period 2010-09-30
ALLIED RESOURCES INC
filed 2010-11-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 15, 2010, was 5,653,011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements...................................................................................................... 3

               Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)    4

               Unaudited Condensed Statements of Operations for the three and nine month periods ended

September 30, 2010 and September 30, 2009............................................................... 5

               Unaudited Condensed Statements of Cash Flows for the nine month periods ended

September 30, 2010 and September 30, 2009............................................................... 6

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,246,070	1,177,765
Accounts receivable	111,881	83,646
Other assets	22,400	22,400

Total current assets	1,380,351	1,283,811

Oil and gas properties (proven), net (successful
efforts method)	933,173	1,018,814
Deferred tax asset	885,000	876,000
Deposits	704,701	704,701

Total assets	$3,903,225	3,883,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,824	11,948

Total current liabilities	16,824	11,948

Asset retirement obligation	183,941	177,340

Total liabilities	200,765	189,288

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,810,223	9,781,249
Accumulated deficit	(6,113,416)	(6,092,864)
Total stockholders' equity	3,702,460	3,694,038
Total liabilities and stockholders' equity	$3,903,225	3,883,326

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Oil and gas revenues	$211,338	194,628	548,803	528,305

Operating expenses:
Production costs	107,587	108,391	316,047	318,710
Depletion and amortization	31,077	31,143	85,641	84,193
General and administrative expenses	50,352	47,687	181,913	184,125

	189,016	187,221	583,601	587,028

Income (loss) from operations	22,322	7,407	(34,798)	(58,723)

Interest income	1,771	2,698	5,246	9,552

Income (loss) before income tax benefit	24,093	10,105	(29,552)	(49,171)

Income tax provision (benefit) - deferred	8,000	3,000	(9,000)	(16,000)

Net income (loss)	$16,093	7,105	(20,552)	(33,171)

Income (loss) per common share -
basic and diluted	$-	-	-	(0.01)

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(20,552)	(33,171)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depletion and amortization	85,641	84,193
Stock option compensation expense	28,974	28,972
Accretion expense	6,601	6,288
Deferred tax asset	(9,000)	(16,000)
(Increase) decrease in accounts receivable	(28,235)	24,221
Increase in accounts payable	4,876	220

Net cash provided by operating activities	68,305	94,723

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	68,305	94,723

Cash, beginning of period	1,177,765	1,052,625

Cash, end of period	$1,246,070	1,147,348

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Note 3 – Subsequent Events

The Company evaluated its September 30, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

7

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2010.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development, production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

General

Allied intends to utilize net cash flow from operations to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves. Allied believes that it can achieve production growth and expand reserves through improved exploitation of its existing wells, which activities may include the disposition or shut off of non-productive wells and the use of enhanced production techniques on producing wells. An evaluation to accomplish these objectives is underway. Over the last nine months Allied has evaluated several oil prospects for acquisition and operation. None of which prospects have borne out as sufficiently productive to meet Allied’s investment criteria. Allied will continue to seek out oil producing properties for acquisition.

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

During the nine month period ended September 30, 2010 Allied was focused on overseeing the operation of its oil and gas assets by independent operators, evaluating opportunities for the development or acquisition of additional oil and gas assets and seeking out available oil and gas leases.

Nine Months Ended September 30	2010	2009	Change #	Change %

Average Daily Production
Oil (bbls/day)	8	5	3	60%
Natural gas (mcf/day)	293	279	14	5%
Barrels of oil equivalent (boe/day)	57	52	5	10%

Profitability
Petroleum and natural gas revenue	$548,803	$528,305	20,498	4%
Net Revenue	548,803	528,305	20,948	4%
Production and operating costs	316,047	318,710	(2,663))	-1%
Field netback	232,756	209,595	23,161	11%
G&A	181,913	184,125	(2,212)	-1%
Depletion, depreciation and other charges	85,641	84,193	1,448	2%
Future income taxes	-	-	-	0%
Net loss from operations	$(34,798)	$(58,723)	23,925	-41%

Profitability per BOE
Oil and gas revenue (average selling price)	35.37	37.58	(2.21)	-6%
Production and operating costs	20.37	22.67	(2.30)	-10%
Field netback ($/boe)	15.00	14.91	0.09	1%
Net loss ($/boe)	(2.24)	(4.18)	1.93	-46%
Cash flow from operations ($/boe)	3.28	1.81	1.47	81%

Revenue

Revenue for the three month period ended September 30, 2010 increased to $211,338 from $194,628 for the comparable period ended September 30, 2009, an increase of 9%. Revenue for the nine month period ended September 30, 2010 increased to $548,803 from $528,305, an increase of 4%. The increase in revenue over the three and nine month comparative periods was due to an increase in oil and gas and production as certain wells maintained consistent production. Allied anticipates that revenue will continue to increase in the near term in line with production growth and increases in the average selling prices for oil and gas.

Net Income/Losses

Net income for the three month period ended September 30, 2010 increased to $16,093, as compared to net income of $7,105 for the comparable period ended September 30, 2009, an increase of 127%. Net losses for the nine month period ended September 30, 2010 decreased to $20,552, as compared to net losses of $33,171 for the comparable period ended September 30, 2009, a decrease of 38%. The increase in net income over the three month comparative periods was due primarily to an increase in revenue. The decrease in net losses over the nine month periods can be attributed to the increase in revenue and the decreases in production costs and general and administrative expenses.

Allied expects net losses to transition to net income in the near term with increases in revenue going forward and consistent production costs going forward.

Expenses

General and administrative expenses for the three month period ended September 30, 2010 increased to $50,532 from $47,687 for the comparable period ended September 30, 2009, an increase of 6%. General and administrative expenses for the nine month period ended September 30, 2010 decreased to $181,913 from $184,125 for the comparable period ended September 30, 2009, a decrease of 1%. The decrease in general administrative expenses over the nine month periods can be primarily attributed to operating efficiencies.

Allied expects that general and administrative expenses will remain relatively consistent.

Depletion expenses for the three month periods ended September 30, 2010, and September 30, 2009 were $31,077 and $31,143, respectively. Depletion expenses for the nine month periods ended September 30, 2010, and September 30, 2009 were $85,641 and $84,193, respectively.

Production costs for the three month periods ended September 30, 2010, and September 30, 2009 were $107,587 and $108,391, respectively, a decrease of 1%. Production costs for the nine month periods ended September 30, 2010, and September 30, 2009 were $316,047 and $318,710, respectively, a decrease of 1%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time.

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

Liquidity and Capital Resources

Cash flow provided by operations for the nine month period ended September 30, 2010 was $68,305 as compared to cash flow provided by operations of $94,723 for the comparable period ended September 30, 2009. The decrease in cash flow provided by operations in the current period can be attributed to a decrease in accounts payable over the comparative periods. Allied expects that cash flow provided by operations will increase as we return to net income from operations.

Cash flow used in investing activities for the nine month periods ended September 30, 2010 and September 30, 2009 was $0. Allied expects to use cash flow in investing activities in future periods as it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the nine month periods ended September 30, 2010 and September 30, 2009 was $0.  Allied does not expect to realize cash flow from financing activities in the near term.

Allied has a working capital surplus of $1,363,527 as of September 30, 2010 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the remainder of 2010.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied had no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at the end of the period.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth therein. As of September 30, 2010, 600,000 options had been granted.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2010, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,092,864 at December 31, 2009. Although we recorded a net income of $16,093 for the three month period ended September 30, 2010 we may return to net losses if revenues do not increase. Our expectation of continued profitability depends on an increase in current energy prices and our ability to increase production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

19

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

Allied Resources, Inc.                                                                         Date

/s/ Ruairidh Campbell                                                                          November 15, 2010

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