Form 10-K
period 2010-12-31
ALLIED RESOURCES INC
filed 2011-04-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (3,573,011 shares) was approximately $1,786,506 based on the average closing bid and ask prices ($0.50) for the common stock on April 13, 2011.

At April 14, 2011 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

Texas Wells

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

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate currently produce on average 203 STBO and 8,660 MCFG per month.

Exploration, Development and Operations

Allied intends to continue to purchase non-operated oil and gas producing properties, acquire oil and gas leases that it will operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The recent increase in prices for energy has decreased the number of opportunities available to us due to our relatively limited cash position. We do however continue to seek out prospective oil and gas properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into an unsettled market.

We are further considering future prospects for exploration of the virtually untapped Marcellus shale formation that underlies Allied’s oil and gas interests in West Virginia, particularly in Ritchie County. The Marcellus Shale is a black shale of middle Devonian age that has formed under much of Pennsylvania, Ohio, New York, West Virginia and adjacent states to become a prospectively major reservoir for natural gas recovery. Drilling by other operators in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet. However, since exploration of the Marcellus shale in our area is relatively recent no natural gas reserves underlying our interests have been determined. Our future plans for exploring the Marcellus shale are further tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for natural gas over the next twelve to eighteen months.

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

7

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

Several significant independent gas producers operate in Edwards County, including Newfield Exploration, Dominion Oklahoma, and Range Production. Only a few oil producers operate in Edwards County. Our Edwards County operator, Marshall & Winston, Inc., is one of the largest gas and oil producers in the county.

Numerous significant independent oil and gas producers operate in Goliad County, including Petrohawk Operating, Chesapeake Operating, T-C Oil, Ventex Operating, Charro Operating, and KCS Resources.

Several significant gas producers operate in Jackson County, including Tri-C Resources, Cypress E & P, Jamex, Vintage Petroleum, and Cox & Perkins Exploration. There are several significant oil producers in Jackson County, including Vintage Petroleum, Hilcorp Energy, Sue-Ann Operating, Premier Natural Resources, and SE USA Operating.

We believe that our operations can successfully compete with those of independent companies in the near term by focusing our efforts on minimizing corporate expenses, efficiently developing current lease interests, acquiring producing oil and gas leases with an upside for future development, cautious exploration activities based on current interests and a transition to operations for prospective acquisitions. Otherwise, Allied is a minor actor in the oil and gas industry.

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

Allstate sells our gas production interest in West Virginia to three main purchasers, Dominion Field Services, and Equitable Resources, and Mountaineer Gas Co. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.75 per MCF (fixed contract price) to $6.75 per MCF during the year ended 2010. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate has fixed contracts with Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $54.56 per bbl to $82.10 per bbl during the year ended December 31, 2010.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2010 ranged from $70.62 per bbl to $76.16 per bbl over the period.

Gas and gas condensate is sold to Houston Energy Services Company LLC (Hankey), BML, Inc., and Enterprise Products Partners LP (Winston), Acock Operating Limited (Magnum) and dcpMidstream LP at prices determined by the Houston Ship Channel price or spot pricing less pipeline carrying costs and dehydration fees as applicable. The sale prices for Allied’s gas production in Texas fluctuated between $2.21 per MCF and $7.77 per MCF in 2010.

Governmental Regulation of Exploration and Production

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2011.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2010, and are expected to continue to be significant in 2011:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. Our independent operators maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters where applicable. As of December 31, 2010, we know of no investigative or remedial work required of our independent operators by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

Clean Air Regulatory Programs

The operations of Allied’s independent operators are subject to the federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. Allied’s independent operators obtain construction and operating permits for their compressor engines, and we are not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs

The operations of Allied’s independent operators generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the cleanup of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as “hazardous wastes”. Since hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures incurred by Allied.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a “hazardous substance” into the environment. Persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. Persons so defined may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Allied is not presently aware of any potential adverse claims in this regard.

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

Health and Safety Regulatory Programs

The operations of Allied’s independent operators are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) regarding worker and work place safety. We have been assured that our independent operators currently provide health and safety training and equipment to their employees and have adopted corporate policies and procedures to comply with OSHA’s workplace safety standards.

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

Reports to Security Holders

Allied’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by Allied with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.       RISK FACTORS

Allied’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to Allied’s Business

We have a history of significant operating losses and realized a loss in the current period.

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,157,238 at December 31, 2010. Over the twelve month period ended December 31, 2010 we recorded a net loss of $64,374.  Although we expect to return to operating profits based on rising energy prices, the constant depletion oil and gas resources, unanticipated production expenses and the vagaries of price volatility, may arrest this expectation.  Future profitability may also depend on our ability to increase production through exploration, development or acquisition. Allied’s success in returning to profitibility can in no way be assured.

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
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Annual Oil and Gas Production – West Virginia &Texas
	2010	2009	2008
Natural Gas	103,920 MCF	101,360 MCF	112,420 MCF
Oil	2,435 STB	1,714 STB	3,650 STB
Average production costs (VW)*	$2.84/MCFE	$3.70 / MCFE	$3.16 / MCFE
Average production costs (TX)*	$2.07/MCFE	$1.83 / MCFE	$1.54 / MCFE

            * includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of December 31, 2010. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 12 gross wells and 0.83 net wells in Texas as of December 31, 2010. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

Drilling Activity

Allied has drilled no productive or dry exploratory or developmental wells in the last three fiscal years.

Present Activities

Allied is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance as of the date of this current report on 10-K.

Delivery Commitments

Allied is not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements though its independent operators do have agreements for the delivery of fixed and determinable quantities of natural gas products.

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2010 and 2009 by Sure Engineering LLC.

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

Oil and gas reserves show a slight decrease as of December 31, 2010 of 194 bbl and 41,430 mcf over that reported as of December 31, 2009. The reason for the insignificance of the decrease can be attributed primarily to the success of the successive work over of the Brinkoeter #4 well and the successful work over of the Harper #2 well in combination with the increased economic lives of oil producing wells due to rising energy prices.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2010 and 2009.

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

Proved Developed Reserves
	Years Ended December 31,
	2010		2009
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Beginning of year	24,279	955,158	18,951	1,031,450
Revision in previous estimates	2,241	62,490	7,112	43,068
Discoveries and extension	-	-	-	-
Purchase in place	-	-	-	-
Production	(2,345)	(103,920)	(1,784)	(101,360)
Sales in place	_____-	______-	-	-

End of year	24,085	913,728	24,279	955,158

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

Office Facilities

Allied maintains office space owned by Ruairidh Campbell, Allied’s chief executive officer, for which Allied pays $1,000 per month on a month to month basis. This address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582-9609. Allied believes that its current office space will be adequate for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

Allied is currently not a party to any legal proceedings.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2010 and 2009 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2010	December 31	$0.55	$0.35
	September 30	$0.35	$0.30
	June 30	$0.50	$0.30
	March 31	$0.41	$0.27
2009	December 31	$0.34	$0.27
	September 30	$0.30	$0.25
	June 30	$0.30	$0.17
	March 31	$0.30	$0.17

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 8, 2011, there were 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of April 8, 2011, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 300,000 options to purchase shares of our common stock at year end December 31, 2010.

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

Discussion and Analysis

Allied intends to utilize available cash to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is constantly under consideration. Allied also intends to continue to expand non-operated and initiate operated acquisitions of additional oil or gas producing properties.

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

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will decline, which will lead to a significant reduction in revenue.

Results of Operations

During the period from January 1, 2009 through December 31, 2010, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize net profit.

For the fiscal year ended December 31, 2010 Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and gas prices continue to rise. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices continue to rise and expenses remain relatively consistent, Allied believes that it will most likely return to operate at a net profit in future periods.

Twelve Months Ended December 31	2010	2009	Change	% Change

Average Daily Production

Oil (bbls/day)	7	5	2	40%
Natural gas (mcf/day)	285	278	7	3%
Barrels of oil equivalent (boe/day)	55	51	3	6%

Profitability

Petroleum and natural gas revenue	$668,992	$692,560	$(23,568)	-3%

Net Revenue	668,992	692,560	(23,568)	-3%

Production and operating costs	422,435	420,065	(2,370)	-1%

Field netback	246,557	272,495	(23,948)	-10%

G&A	235,169	195,622	39,547	20%

Net cash flow from operations	11,388	76,873	(65,485)	-85%

Depletion, depreciation and other charges	112,667	113,960	(1,293)	-1%
Future income taxes	-	-	-	0%

Net earnings from operations	$(101,279)	$(37,087)	$(64,192)	173%

Profitability per boe

Oil and gas revenue (average selling price)	33.63	36.96	(3.33)	-9%
Production and operating costs	21.24	22.42	(1.18)	-5%

Field netback ($/boe)	$12.39	$14.54	$(2.15)	-15%

Net earnings ($/boe)	$(5.09)	$(1.98)	$(3.11)	-157%

Cash flow from operations ($/boe)	$0.57	$4.10	$(3.53)	-86%

Gross Revenue

Gross revenue for the year ended December 31, 2010 decreased to $668,992 from $692,560 for the year ended December 31, 2009, a decrease of 3%. The decrease in gross revenue in the current period can be attributed oil and gas prices realized in the current period.

Gross daily production of oil for the year ended December 31, 2010 increased to 7 bbls from 5 bbls for the year ended December 31, 2009, an increase of 40%. Gross daily production of gas for the year ended December 31, 2010 increased to 285 MCF from 278 MCF for the year ended December 31, 2009, an increase of 3%. Average oil and natural gas prices realized decreased on a daily basis to $33.63 per BOE over the year ended December 31, 2010 from $36.96 per BOE on a daily basis over the year ended December 31, 2009, a decrease of 9%.

Allied anticipates, based on existing properties, that gross revenue will increase in the near term as production stabilizes and the prices paid for energy continue to fluctuate at higher levels.

Net Loss (Income)

Net loss after provision for income taxes for the year ended December 31, 2010 was $64,374 as compared to net income after provision for income taxes of $23,955 for the year ended December 31, 2009. The transition to net income in the current period can be attributed to the decline in oil and gas revenues and increase in general and administrative expenses. Management expects to return to net income in near term future periods due to anticipated increases in revenue from higher for oil and gas prices.

Operating Expenses

Production costs for the year ended December 31, 2010 and December 31, 2009 were $422,435 and $420,065, an increase of 1%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the current period can be attributed to the work over of certain existing wells over the current period. Allied expects that production costs will continue to increase over future periods as our existing wells age and in the event we acquire or develop new production.

General and administrative expenses for the year ended December 31, 2010 increased to $235,169 from $195,622 for the year ended December 31, 2009, an increase of 20%. The increase in general administrative expenses over the comparable period can be primarily attributed to the realization of a state tax refund in 2009. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2010 and December 31, 2009 were $112,667 and $113,960 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Income Tax Expense

As of December 31, 2010 Allied has a net operating loss (NOL) carry forwards of approximately $2,213,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward, which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,337,589 as of December 31, 2010 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2010 were $1,367,305 which consisted of $1,311,002 in cash and $56,303 in accounts receivable. Total assets were $3,884,153. Total current liabilities were $29,716 which consisted of accounts payable. Total liabilities were $215,858 which amount includes an asset retirement obligation of $186,142 and current liabilities. Total stockholders’ equity as of December 31, 2010 was $3,668,295.

Cash flow provided by operations for the year ended December 31, 2010 was $133,237 as compared to $125,140 for the year ended December 31, 2009. Cash flow provided by operations in the current period can be primarily attributed to the change in accounts receivable, other assets, accounts payable and accrued tax liabilities.  Allied expects that cash flow provided by operations will increase in future periods with a return to net income from operations.

Cash flow used in investing activities for the years ended December 31, 2010 and December 31, 2009 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the years ended December 31, 2010 and December 31, 2009 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied has no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2010, 600,000 options have been granted of which 300,000 have vested.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2010, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 in addition to our supplementary schedules are attached hereto as F-1 through F-20.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

                                                                                                                                         Page

            Report of Independent Registered Public Accounting Firm                                        F-2

            Balance Sheets                                                                                                       F-3

            Statements of Operations                                                                                        F-4

            Statements of Stockholders’ Equity                                                                          F-5

            Statements of Cash Flows                                                                                       F-6

            Notes to Financial Statements                                                                                  F-7

            Supplementary Schedules on Oil and Gas Operations                                                F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders’ of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc., as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.

Logan, Utah

April 11, 2011

ALLIED RESOURCES, INC.
BALANCE SHEETS
December 31, 2010 and 2009

ASSETS	2010	2009
Current assets:
Cash	$1,311,002	1,177,765
Accounts receivable	56,303	83,646
Other assets	-	22,400

Total current assets	1,367,305	1,283,811

Oil and gas properties (proven), net (successful
efforts method)	906,147	1,018,814
Deferred tax asset	906,000	876,000
Deposits	704,701	704,701

Total assets	$3,884,153	3,883,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,716	11,948

Total current liabilities	29,716	11,948

Asset retirement obligation	186,142	177,340

Total liabilities	215,858	189,288

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,819,880	9,781,249
Accumulated deficit	(6,157,238)	(6,092,864)
Total stockholders' equity	3,668,295	3,694,038

Total liabilities and stockholders' equity	$3,884,153	3,883,326

ALLIED RESOURCES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Oil and gas revenues	$668,992	692,560

Operating expenses:
Production costs	422,435	420,065
Depletion and amortization	112,667	113,960
General and administrative expenses	235,169	195,622

	770,271	729,647

Loss from operations	(101,279)	(37,087)

Interest income	6,905	12,042

Loss before provision for income taxes	(94,374)	(25,045)

Benefit for income taxes - deferred	(30,000)	(49,000)

Net income (loss)	$(64,374)	23,955

Income per common share - basic and diluted	$(0.01)	-

Weighted average common shares - basic and diluted	5,653,000	5,653,000

ALLIED RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2009	5,653,011	$5,653	$9,742,618	$(6,116,819)	$3,631,452

Stock option compensation
expense	-	-	38,631	-	38,631

Net income	-	-	-	23,955	23,955

Balance at December 31, 2009	5,653,011	5,653	9,781,249	(6,092,864)	3,694,038

Stock option compensation
expense	-	-	38,631	-	38,631

Net loss	-	-	-	(64,374)	(64,374)

Balance at December 31, 2010	5,653,011	$5,653	$9,819,880	$(6,157,238)	$3,668,295

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.
STATEMENTS OF CASH FLOW
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(64,374)	23,955
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depletion and amortization	112,667	113,960
Stock option compensation expense	38,631	38,631
Accretion expense	8,802	8,385
Deferred tax asset	(30,000)	(9,000)
Decrease (increase) in:
Accounts receivable	27,343	13,328
Other assets	22,400	(22,400)
Increase (decrease) in:
Accounts payable	17,768	(1,719)
Accrued tax liabilities	-	(40,000)

Net cash provided by operating activities	133,237	125,140

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	133,237	125,140

Cash, beginning of year	1,177,765	1,052,625

Cash, end of year	$1,311,002	1,177,765

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Allied Resources, Inc. (the Company) was reincorporated on April 5, 2002. The Company is primarily engaged in the business of acquiring, developing, producing and selling oil and gas production and properties to companies located in the continental United States.

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

December 31, 2010 and 2009

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

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from net operating loss carry-forwards, intangible drilling costs and depletion.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through the provision for income taxes. The Company recognizes interest expense and penalties related to unrecognized tax benefits with the provision for income taxes.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

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

Stock-Based Compensation

At December 31, 2010, the Company has a stock option plan, which is described more fully in Note 9. The Company accounts for stock compensation under ASC 718. This requires the Company to recognize compensation cost based on the grant date fair value of options granted. The Company recognized $38,631 and $38,631, respectively, in compensation cost during the years ended December 31, 2010 and 2009.

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

December 31, 2010 and 2009

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

Note 2 – Oil and Gas Properties

Oil and gas properties consist of the following:

	2010	2009

Oil and gas properties (successful efforts method)	$8,513,291	8,513,291
Capitalized costs related to asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Less accumulated depreciation, depletion,
and amortization	(7,700,643)	(7,587,976)

	$906,147	1,018,814

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2010 and 2009 amounts on deposit were approximately $705,000 and $705,000, respectively.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

	2010	2009

Balance at beginning of year	$177,340	168,955
Accretion expense	8,802	8,385
Balance at end of year	$186,142	177,340

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

	2010	2009

Federal income tax at statutory rate	$(28,000)	(9,000)
State income tax benefit, net of federal tax credit	(3,000)	-
Decrease in accrued tax liabilities (see Note 6)	-	(40,000)
Other	1,000	-
	$(30,000)	49,000

Deferred tax assets (liabilities) are comprised of the following:

	2010	2009

Net operating loss carry-forwards	$752,000	754,000
Asset retirement obligation	48,000	45,000
Depletion and amortization	73,000	57,000
Stock compensation expense	33,000	20,000
	$906,000	876,000

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 5 – Income Taxes (continued)

As of December 31, 2010, the Company had net operating loss (NOL) carryforwards of approximately $2,213,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforwards which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year		Year of
Generated	Amount	Expiration

1996	$42,000	2011
1998	110,000	2018
1999	1,979,000	2019
2001	4,000	2021
2002	78,000	2022

	$2,213,000

Note 6 – Accrued Tax Liabilities

Accrued tax liabilities consist of the following:

	2010	2009

Balance at beginning of year	$-	40,000
Decrease due to current tax position	-	(40,000)

Balance at end of year	$-	-

At December 31, 2010 and 2009, the Company had no amounts accrued for the payment of interest and penalties.

The Company is no longer subject to examination by federal and state taxing authorities for years prior to 2006.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 7 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 annually during the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, $1,000 was included in accounts payable for rent.

The Company has a consulting agreement with its CEO to provide management services. The agreement requires monthly payments of $10,000. The Company incurred management and consulting fees of approximately $120,000 and $120,000 during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $10,000 was included in accounts payable for management services.

Note 8 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2010 and 2009.

Note 9 – Stock Options

The Company has a stock option plan (the Plan) which allows for the issuance of the Company’s common stock or the grant of options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. At December 31, 2010 and 2009, the Company had 600,000 options outstanding at an exercise price of $0.35. During the years ended December 31, 2010 and 2009, the Company did not have any changes in the number of outstanding options.

Note 10 – Stock Based Compensation

The following table summarizes information about common stock outstanding at December 31, 2010:

Outstanding				Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.35	600,000	8.0	$ 0.35	300,000	$ 0.35

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 11 – Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheet. Carrying value approximates fair value due to the short maturity of the instruments identified as current assets and liabilities. The Company’s financial instruments are held for non-trading purposes.

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

Note 14 – Subsequent Events

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 15 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2010 and 2009

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2010	2009

Proved oil and gas properties and related equipment	$8,513,291	8,513,291
Unproved oil and gas properties	-	-
Asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Accumulated depreciation, depletion, amortization
and valuation allowances	(7,700,643)	(7,587,976)

	$906,147	1,018,814

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,
	2010	2009
Acquisition of properties:
Proved	$-	-
Unproved	$-	-
Exploration costs	$-	-
Development costs	$-	-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2010 and 2009

Results of Operations for Producing Activities

	Years Ended
	December 31,
	2010	2009

Oil and gas revenues	$668,992	692,560
Production costs net of reimbursements	(422,435)	(420,065)
Exploration costs	-	-
Depreciation, depletion, amortization, and valuation provisions	(112,667)	(113,960)

Net income before income taxes	133,890	158,535

Income tax expense	46,000	54,000

Results of operations from producing activities (excluding
corporate overhead and interest costs)	$87,890	104,535

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2010 and 2009

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

	Years Ended December 31,
	2010		2009
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)
Proved developed and undeveloped reserves:
Beginning of year	24,279	955,158	18,951	1,013,450
Revision in previous estimates	2,241	62,490	7,112	43,068
Discoveries and extension	-	-	-	-
Purchase in place	-	-	-	-
Production	(2,435)	(103,920)	(1,784)	(101,360)
Sales in place	-	-	-	-

End of year	24,085	913,728	24,279	955,158

All of the Company’s reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2010 and 2009

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

	Years Ended
	December 31,
	2010	2009

Future cash inflows	$6,665,000	7,111,000
Future production and development costs	(4,427,000)	(4,699,000)
Future income tax expenses	(761,000)	(820,000)

	1,477,000	1,592,000

10% annual discount for estimated timing of cash flows	(676,000)	(739,000)

Standardized measure of discounted future net cash flows	$801,000	853,000

The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company’s proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the average prices of oil and gas (including price changes that are fixed and determinable) based upon the prior 12-month period and current costs of production and development for estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2010 and 2009

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

	Years Ended
	December 31,
	2010	2009

Balance, beginning of year	$853,000	1,112,000
Sales of oil and gas produced net of production costs	(242,000)	(227,000)
Net changes in prices and production costs	352,000	(270,000)
Extensions and discoveries, less related costs	-	-
Purchase and sales of minerals in place	-	-
Revisions of estimated development costs	-	-
Revisions of previous quantity estimate	(220,000)	237,000
Accretion of discount	85,000	111,000
Net changes in income taxes	(27,000)	(110,000)

Balance, end of year	$801,000	853,000

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Allied:

Name	Age	Year Elected/Appointed	Positions Held
Ruairidh Campbell	47	1998	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Ed Haidenthaller	47	2004	Director
Paul Crow	64	2005	Director, Secretary

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

Mr. Haidenthaller graduated from Weber State University with a Bachelor of Science in Finance and then from the University of Utah with a Masters of Business Administration (MBA). He has been actively involved in the financial services and consulting industries. Mr. Haidenthaller worked as the controller for Transportation Specialists Insurance Agency (a division of Flying J, Inc.) from October 2002 until June 2003, as the chief financial officer of Axia Group, Inc., a public company involved in business consulting and real estate from May of 2000 until September of 2002 and as assistant controller of the brokerage division of Wells Fargo Bank from May 1999 until April of 2000.  Mr. Haidenthaller has operated his own consulting organization, Strategic Funding Consultants, LLC. working with start up and small businesses to develop business strategies, assist in obtaining funding and providing general consulting services related to Sarbanes-Oxley compliance and other Commission matters.  He also has worked as a director for Jefferson Wells International for 5 years and managed their finance consulting practice in the Utah and Idaho markets as well as managed their banking services practice in the western US.  Mr Haidenthaller then spent a year working at a $4 billion bank as the VP of internal control and risk management, and created and implemented a complete internal audit and control function.  Since May 2010, Mr. Haidenthaller has been employed as a director for McGladrey, the 5th largest accounting and consulting firm in the US, and a multi-national firm specializing in internal audit, tax compliance, financial operations support, and technology risk management.

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, we are not aware of any person who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Allied has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Allied has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings but are compensated for their service as directors in connection with meetings. However, non-executive directors are compensated for attendance at meetings in the amount $500 per meeting but are not reimbursed for out-of-pocket costs incurred in attending meetings. During the year ended December 31, 2010, Allied compensated each of its non-executive directors for their participation in three meetings of the board of directors held over the annual period.

During the year ended December 31, 2010, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as corporate secretary for annual compensation of $3,000.

During the year ended December 31, 2010, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to Allied.

The following table provides summary information for the year 2010 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of our directors.

Directors’ Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Ruairidh Campbell	120,000*		32,000			12,000**	164,000
Paul Crow	1,500	-	3,200	-	-	3,000***	7,700
Ed Haidenthaller	1,500	-	3,200	-	-	-	4,700

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

Executive compensation for the year ended December 31, 2010 was $164,000 as compared to $164,000 for the year ended December 31, 2009. Compensation includes a monthly consulting fee, vested stock options and rent paid to our sole executive officer in exchange for office space. The consistency in executive compensation in the comparative annual periods is attributable to Allied’s consulting agreement with its sole executive officer. We anticipate that executive compensation will remain relatively consistent over the remaining term of the five year agreement.

Tables

The following table provides summary information for the years 2010, and 2009 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell, CEO, CFO, PAO and director	2010 2009	120,000 120,000	- -	- - -	32,000 32,000	- -	- -	12,000 12,000	164,000 164,000

The following table provides summary information for 2010 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Allied to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ruairidh Campbell	250,000	250,000	-	0.35	Dec 31, 2018	-	-	-	-

Allied has a consulting agreement with its executive officer, effective July 1, 2008, through June 30, 2013, for (i) an annual salary of $120,000, (ii) at Allied’s discretion, an annual bonus and (iii) tenure based incentive stock options.

Allied has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

Allied has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Allied or a change in our executive officer's responsibilities following a change in control.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Allied’s 5,653,011 shares of common stock issued and outstanding as of April 8, 2011, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

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

*      Ruairidh Campbell has also been granted 500,000 options to purchase common shares at $0.35 of which 250,000 were vested as of December 31, 2010.

**    Ed Haidenthaller has also been granted 50,000 options to purchase common shares at $0.35 of which 25,000 were vested as of December 31, 2010.

***  Paul Crow has also been granted 50,000 options to purchase common shares at $0.35 of which 25,000 were vested as of December 31, 2010.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, rent provision and option grants:

•         Ruairidh Campbell, sole executive officer and a director, entered into a consulting agreement dated July 1, 2008 and a stock option agreement dated December 31, 2008 each conditioned on a five year term that provide for a monthly fee of $10,000 in addition to an aggregate stock option grant to purchase up to 500,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 250,000 shares as of December 31, 2010.

•         Ruairidh Campbell, sole executive officer and a director, has entered into a month to month arrangement pursuant to which Allied pays $1,000 a month for the use of an office owned by Mr. Campbell that is inclusive of associated office costs.

•         Ed Haidenthaller, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 25,000 shares as of December 31, 2010.

•         Paul Crow, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 25,000 shares as of December 31, 2010.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2010 and 2009. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $38,100 and $38,100 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2010 and 2009 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to Allied fees of $6,125  in 2010 and $6,800 in 2009 for professional services rendered in connection with the preparation of Allied's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2010 and 2009 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to Allied by Jones Simkins, P.C. as detailed above, were pre-approved by Allied’s audit committee. Jones Simkins, P.C. performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-20, and are included as part of this Form 10-K:

            Financial Statements of Allied for the years ended December 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule of Supplementary Information on Oil and Gas Operations

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

Allied Resources, Inc.	Date
/s/ Ruairidh Campbell By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2011
/s/ Ed Haidenthaller Ed Haidenthaller Director	April 14, 2011
/s/ Paul Crow Paul Crow Director	April 14, 2011

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

99(i) *             Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-Q filed on November 14, 2008).

99(ii)               Reserve report from Sure Engineering, LLC (attached).

            *         Incorporated by reference to previous filings of Allied.