Form 10-Q
period 2011-03-31
ALLIED RESOURCES INC
filed 2011-05-16
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at May 16, 2011, was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS
	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,305,972	1,311,002
Accounts receivable	83,108	56,303

Total current assets	1,389,080	1,367,305

Oil and gas properties (proven), net (successful
efforts method)	883,255	906,147
Deferred tax asset	912,000	906,000
Deposits	704,701	704,701

Total assets	$3,889,036	3,884,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$45,294	29,716

Total current liabilities	45,294	29,716

Asset retirement obligation	188,452	186,142

Total liabilities	233,746	215,858

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,829,538	9,819,880
Accumulated deficit	(6,179,901)	(6,157,238)

Total stockholders' equity	3,655,290	3,668,295
Total liabilities and stockholders' equity	$3,889,036	3,884,153

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010

	2011	2010

Oil and gas revenues	$157,188	187,159

Operating expenses:
Production costs	93,473	102,973
Depletion and amortization	22,892	26,702
General and administrative expenses	74,911	73,170

	191,276	202,845

Loss from operations	(34,088)	(15,686)

Interest income	5,425	1,727

Loss before provision for income taxes	(28,663)	(13,959)

Benefit for income taxes - deferred	(6,000)	(3,000)

Net loss	$(22,663)	(10,959)

Income per common share - basic and diluted	$-	-

Weighted average common shares - basic and diluted	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(22,663)	(10,959)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and amortization	22,892	26,702
Stock option compensation expense	9,658	9,658
Accretion expense	2,310	2,200
Deferred tax asset	(6,000)	(3,000)
Increase in accounts receivable	(26,805)	(4,029)
Increase in accounts payable	15,578	28,023

Net cash provided by (used in) operating activities	(5,030)	48,595

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	(5,030)	48,595

Cash, beginning of period	1,311,002	1,177,765

Cash, end of period	$1,305,972	1,226,360

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Note 2 – Additional Footnotes Included By Reference

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2011.

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

Results of Operations

During the period from January 1, 2011 through March 31, 2011, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize net profit.

For the fiscal quarter ended March 31, 2011 Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and gas prices remain consistent and production increases. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices remain consistent, production increase and expenses remain relatively consistent, Allied believes that it will return to operate at a net profit in future periods.

THREE Months Ended MaRCH 31	2011	2010	Change #	Change %
Average Daily Production
Oil (bbls/day)	8	8		0%
Natural gas (mcf/day)	253	276	(23)	-8%
Barrels of oil equivalent (boe/day)	50	54	(4)	-7%

Profitability
Petroleum and natural gas revenue	$157,188	$187,159	(29,971)	-16%
Net Revenue	157,188	187,159	(29,971)	-16%
Production and operating costs	93,943	102,973	(9,500)	-9%
Field netback	63,715	84,186	(20,471)	-24%
G&A	74,911	73,170	1,741	2%
Depletion, depreciation and other charges	22,892	26,702	(3,810)	-14%
Future income taxes	-	-	-	0%
Net loss from operations	$(34,088)	$(15,686)	(18,402)	-117%

Profitability per BOE
Oil and gas revenue (average selling price)	34.81	38.51	(3.70)	-10%
Production and operating costs	20.70	21.19	(0.49)	-2%
Field netback ($/boe)	14.11	17.32	(3.21)	-19%
Net loss ($/boe)	(7.55)	(3.23)	(4.32)	134%
Cash flow from operations ($/boe)	(2.48)	2.27	(4.75)	-209%

Revenue

Revenue for the three month period ended March 31, 2011 decreased to $157,188 from $187,159 for the comparable period ended March 31, 2009, a decrease of 16%. The revenue decrease in the current period over the comparable three month periods is due to a drop in production caused by the workover of certain wells and the lower prices paid for that diminished production. Allied anticipates that revenue will increase in the near term as production is restored to consistent levels and energy prices increase.

Net Losses

Net losses for the three month period ended March 31, 2011 were $22,663, as compared to net losses of $10,959 for the comparable period ended March 31, 2010, an increase of 107%.The increase in net losses over the comparable three month periods can be primarily attributed to the decrease in oil and gas revenues over the current period. Allied expects net losses to transition to net income in the near term as revenues are expected to increase.

Expenses

General and administrative expenses for the three month period ended March 31, 2011 increased to $74911from $73,170 for the comparable period ended March 31, 2010, an increase of 2%. The increase in general administrative expenses over the comparable three month periods can be primarily attributed to expenses associated increases in professional fees. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended March 31, 2011, and March 31, 2010 were $22,892 and $26,702 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Production costs for the three month periods ended March 31, 2011, and March 31, 2010 were $93,473 and $102,973 respectively, a decrease of 9%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three month period can be attributed to operating efficiencies and lower energy production. Allied expects that production costs will increase over future periods as our existing wells age and in response to expected increases in energy production.

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

Capital Expenditures

Allied made no significant capital expenditures on property or equipment for the three months ended March 31, 2011 or 2010.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,343,786 as of March 31, 2011 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of December 31, 2011 were $1,389,080 which consisted of $1,305,972 in cash and $83,108 in accounts receivable. Total assets were $3,889,036 which consisted of current assets, proven oil and gas properties of $883,255, a deferred tax asset of $912,000 and deposits of $704,701.

Current liabilities were $45,294 which consisted of accounts payable. Total liabilities were $233,746 which consisted of current liabilities and an asset retirement obligation of $188,452.

Stockholders’ equity as of March 31, 2011 was $3,655,290.

Cash flow used by operations for the three month period ended March 31, 2011 was $5,030 as compared to cash flow provided by operations of $48,595 for the comparable period ended March 31, 2010. The transition from cash flow provided by operations to cash flow used by operations in the current three month period can be attributed to the increase in net loss and accounts receivable. Allied expects to transition back to cash flow provided by operations in the near term as the net loss is expected to return to net income in response to an anticipated increase in revenue over future periods.

Cash flow used in investing activities for the three month periods ended March 31, 2011 and March 31, 2010 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the three month periods ended March 31, 2011 and March 31, 2010 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2011, 600,000 options have been granted.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at March 31, 2011.

Allied has no defined benefit plan or contractual commitment with any of its officers or directors except each members participation in our stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Allied does not expect to pay cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

As of March 31, 2011, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Stock-Based Compensation

Allied has adopted Accounting Standards Codification Topic (“ASC”) 718 Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2010 and 2009, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Allied does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The adoption of this ASU did not have a material impact on Alllied’s consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on our financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Allied.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,157,238 at December 31, 2010 which had increased to $6,179,901 at March 31, 2011. We recorded a net loss of $22,663 for the three month period ended March 31, 2011 and may continue to realize net losses if revenues do not increase. Our expectation of continued profitability depends on current energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

16

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

19

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

/s/Ruairidh Campbell                                                               May 16, 2011

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