Form 10-Q
period 2011-06-30
ALLIED RESOURCES INC
filed 2011-08-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

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

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at August 15, 2011, was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,336,755	1,311,002
Accounts receivable	35,396	56,303

Total current assets	1,372,151	1,367,305

Oil and gas properties (proven), net (successful
efforts method)	859,285	906,147
Deferred tax asset	934,000	906,000
Deposits	704,701	704,701

Total assets	$3,870,137	3,884,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,353	29,716

Total current liabilities	44,353	29,716

Asset retirement obligation	190,762	186,142

Total liabilities	235,115	215,858

Commitments and contingencies	-	-
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,839,196	9,819,880
Accumulated deficit	(6,209,827)	(6,157,238)

Total stockholders' equity	3,635,022	3,668,295

Total liabilities and stockholders' equity	$3,870,137	3,884,153

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Oil and gas revenues	$113,130	150,306	270,318	337,465

Operating expenses:
Production costs	87,010	105,487	180,483	208,460
Depletion and amortization	23,970	27,862	46,862	54,564
General and administrative expenses	56,256	58,391	127,378	131,561

	167,236	191,740	354,723	394,585

Loss from operations	(54,106)	(41,434)	(84,405)	(57,120)

Interest income	2,180	1,748	3,816	3,475

Loss before benefit for
income taxes	(51,926)	(39,686)	(80,589)	(53,645)

Benefit for income taxes - deferred	(22,000)	(14,000)	(28,000)	(17,000)

Net loss	$(29,926)	(25,686)	(52,589)	(36,645)

Loss per common share -
basic and diluted	$(0.01)	-	(0.01)	(0.01)

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(52,589)	(36,645)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depletion and amortization	46,862	54,564
Stock option compensation expense	19,316	19,316
Accretion expense	4,620	4,401
Deferred tax asset	(28,000)	(17,000)
Decrease in accounts receivable	20,907	38,218
Increase in accounts payable	14,637	12,112

Net cash provided by operating activities	25,753	74,966

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase in cash	25,753	74,966

Cash, beginning of period	1,311,002	1,177,765

Cash, end of period	$1,336,755	1,252,731

The accompanying notes are an integral part of these financial statements

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

Note 3 – Subsequent Events

The Company evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2011.

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

Allied’s business development strategy is prone to significant risks and uncertainties, certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to continue to sustain operations. Should Allied be unable to continue to generate sufficient cash flow from existing properties, Allied may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of its common stock.

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

Exploration, Development and Operations

Allied intends to continue to purchase non-operated oil and gas producing properties, acquire oil and gas leases that it will operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The recent decrease in prices for energy has done little to increase the number of opportunities available to us due to our relatively limited cash position. We do however continue to seek out prospective oil and gas properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into an unsettled market.

We are further considering future prospects for exploration of the virtually untapped Marcellus and Utica shale formations that underlie Allied’s oil and gas interests in West Virginia, particularly in Ritchie County. The Marcellus and Utica shale structures have formed under much of Pennsylvania, Ohio, New York, West Virginia and adjacent states to become a prospectively major reservoir for natural gas recovery. Drilling by other operators in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet. However, since exploration of the Marcellus and Utica shale in our area is relatively recent no natural gas reserves underlying our interests have been determined. Our future plans for exploring the Marcellus shale are further tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for natural gas over the next twelve to eighteen months.

Results of Operations

During the period from January 1, 2011 through June 30, 2011, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize net profit.

For the fiscal quarter ended June 30, 2011 Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and gas prices stabilize and production increases. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices remain consistent, production increase and expenses remain relatively consistent, Allied believes that it will return to operate at a net profit in future periods.

Six Months Ended JUNE 30	2011	2010	Change #	Change %
Average Daily Production
Oil (bbls/day)	5	7	(2)	-29%
Natural gas (mcf/day)	276	290	(14)	-5%
Barrels of oil equivalent (boe/day)	51	55	(4)	-8%

Profitability
Petroleum and natural gas revenue	$270,318	$337,465	(67,147)	-20%
Net Revenue	270,318	337,465	(67,147)	-20%
Production and operating costs	180,483	208,460	(27,977)	-13%
Field netback	89,835	129,005	(39,170)	-30%
G&A	127,378	131,561	(4,183)	-3%
Net cash flow from operations	(37,543)	(2,556)	(34,987)	1,369%
Depletion, depreciation and other charges	46,862	54,565	(7,703)	-14%
Future income taxes	-	-	-	0%
Net loss from operations	$(84,405)	$(57,121)	(27,284)	48%

Profitability per BOE
Oil and gas revenue (average selling price)	29.28	33.69	(4.41)	-13%
Production and operating costs	19.55	20.81	(1.26)	-6%
Field netback ($/boe)	9.73	12.88	(3.15)	-24%
Net loss ($/boe)	(9.14)	(5.70)	(3.44)	60%
Cash flow from operations ($/boe)	(4.07)	(0.26)	(3.81)	1,494%

Revenue

Revenue for the three month period ended June 30, 2011 decreased to $113,130 from $150,306 for the comparable period ended June 30, 2010, a decrease of 25%. Revenue for the six month period ended June 30, 2011 decreased to $270,318 from $337,465 for the comparable period ended June 30, 2010, a decrease of 20%.  The revenue decrease in the comparable three and six month periods is due to a drop in production caused by the workover of certain wells, depletion of reserves and the lower energy prices in the current periods. Allied believes that revenue will continue to decline in the near term unless production increases, either by acquisition or the workover of existing wells and energy prices increase.

Net Losses

Net losses for the three month period ended June 30, 2011 were $29,926 as compared to net losses of $25,686 for the comparable period ended June 30, 2010, an increase of 17%. Net losses for the six month period ended June 30, 2011 were $52,589 as compared to $36,645 for the comparable period ended June 30, 2010, an increase of 44%. The increase in net losses over the comparable three and six month periods can be primarily attributed to the decrease in oil and gas revenues over the current period. Allied expects net losses to continue in the near term unless revenues increase.

Expenses

General and administrative expenses for the three month period ended June 30, 2011 decreased to $56,256 from $58,391 for the comparable period ended June 30, 2010, a decrease of 4%. General and administrative expenses for the six month period ended June 30, 2011 decreased to $127,378 from $131,561, a decrease of 3%. The decrease in general administrative expenses over the comparable three and six month periods can be primarily attributed to decreases in professional fees. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended June 30, 2011, and June 30, 2010 were $23,970 and $27,862 respectively. Depletion expenses for the six month periods ended June 30, 2011, and June 30, 2010 were $46,862 and $54,564. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Production costs for the three month periods ended June 30, 2011, and June 30, 2010 were $87,010 and $105,487 respectively, a decrease of 18%. Production costs for the six month periods ended June 30, 2011, and June 30, 2010 were $180,483 and $208,460 respectively, a decrease of 13%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three and six month period can be attributed to decreased production. Allied expects that production costs may decrease over future periods as our existing wells age and energy production drops.

Income Tax Expense

As of December 31, 2010 Allied has net operating loss (NOL) carry forwards of approximately $2,213,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Capital Expenditures

Allied made no capital expenditures on property or equipment for the six months ended June 30, 2011 or 2010.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,327,798 as of June 30, 2011 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of June 30, 2011 were $1,372,151 which consisted of $1,336,755 in cash and $35,396 in accounts receivable. Total assets were $3,870,137 which consisted of current assets, proven oil and gas properties of $859,285, a deferred tax asset of $934,000 and deposits of $704,701.

Current liabilities as of June 30, 2011 were $44,353 which consisted of accounts payable. Total liabilities were $235,115 which consisted of current liabilities and an asset retirement obligation of $190,762.

Stockholders’ equity as of June 30, 2011 was $3,635,022.

Cash flow provided by operations for the six month period ended June 30, 2011 was $25,753 as compared to cash flow provided by operations of $74,966 for the comparable period ended June 30, 2010. The change in cash flow provided by operations in the current six month period can be attributed to the change in net loss, deferred tax asset and accounts receivable. Allied expects to continue to realize cash flow provided by operations in the near term as net losses are minimized over future periods.

Cash flow used in investing activities for the six month periods ended June 30, 2011 and June 30, 2010 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the six month periods ended June 30, 2011 and June 30, 2010 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2011, 600,000 options have been granted.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at June 30, 2011.

Allied has no defined benefit plan or contractual commitment with any of its officers or directors except each members participation in our stock option plan and a consulting agreement with its sole executive officer that provides for a monthly fee and participation in our stock option plan.

12

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Allied does not expect to pay cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

As of June 30, 2011, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is effective for interim and annual periods ending after June 15, 2011. The provisions of ASU 2011-01 do not have a material effect on Allied’s financial position, results of operations or cash flows.

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

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on our financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of  Allied.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Allied’s management concluded, as of the end of the period covered by this report, that Allied’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during theperiodendedJune 30, 2011, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,157,238 at December 31, 2010 which had increased to $6,209,827 at June 30, 2011. We recorded a net loss of $52,589 for the six month period ended June 30, 2011 and may continue to realize net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Allied Resources, Inc.                                                                         Date

/s/ Ruairidh Campbell                                                                          August 15, 2011

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

99*                          Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-Q filed on November 14, 2008).

101. INS                  XBRL Instance Document†

101. PRE                 XBRL Taxonomy Extension Presentation Linkbase†

101. LAB                XBRL Taxonomy Extension Label Linkbase†

101. DEF                 XBRL Taxonomy Extension Label Linkbase†

101. CAL                XBRL Taxonomy Extension Label Linkbase†

101. SCH                XBRL Taxonomy Extension Schema†

*                             Incorporated by reference to previous filings of Allied.

†                                                   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.