Form 10-Q
period 2011-09-30
ALLIED RESOURCES INC
filed 2011-11-17
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at November 14, 2011, was 5,653,011.

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

ALLIED RESOURCES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,301,600	1,311,002
Accounts receivable	81,789	56,303

Total current assets	1,383,389	1,367,305

Oil and gas properties (proven), net (successful
efforts method)	834,414	906,147
Deferred tax asset	939,000	906,000
Deposits	704,701	704,701

Total assets	$3,861,504	3,884,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,550	29,716

Total current liabilities	31,550	29,716

Asset retirement obligation	193,072	186,142

Total liabilities	224,622	215,858

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,848,854	9,819,880
Accumulated deficit	(6,217,625)	(6,157,238)

Total stockholders' equity	3,636,882	3,668,295
Total liabilities and stockholders' equity	$3,861,504	3,884,153

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Oil and gas revenues	$161,761	211,338	432,079	548,803

Operating expenses:
Production costs	94,297	107,587	274,780	316,047
Depletion and amortization	24,871	31,077	71,733	85,641
General and administrative expenses	56,962	50,352	184,340	181,913

	176,130	189,016	530,853	583,601

Income (loss) from operations	(14,369)	22,322	(98,774)	(34,798)

Interest income	1,571	1,771	5,387	5,246

Income (loss) before provision
(benefit) for income taxes	(12,798)	24,093	(93,387)	(29,552)

Provision (benefit) for income
taxes - deferred	(5,000)	8,000	(33,000)	(9,000)

Net income (loss)	$(7,798)	16,093	(60,387)	(20,552)

Income (loss) per common share -
basic and diluted	$-	-	(0.01)	-

Weighted average common shares -
basic and diluted	5,653,000	5,653,000	5,653,000	5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(60,387)	(20,552)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and amortization	71,733	85,641
Stock option compensation expense	28,974	28,974
Accretion expense	6,930	6,601
Deferred tax asset	(33,000)	(9,000)
Increase in accounts receivable	(25,486)	(28,235)
Increase in accounts payable	1,834	4,876

Net cash provided by (used in)
operating activities	(9,402)	68,305

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	(9,402)	68,305

Cash, beginning of period	1,311,002	1,177,765

Cash, end of period	$1,301,600	1,246,070

The accompanying notes are an integral part of these financial statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Note 2 – Additional Footnotes Included By Reference

There has been no material changes in the information disclosed in the notes to the financial statements included in Allied’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

Allied evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. Allied is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2011.

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

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will continue to decline, which will lead to a significant reduction in revenue.

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

Results of Operations

During the period from January 1, 2011 through September 30, 2011, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize net profit.

For the fiscal quarter ended September 30, 2011 Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and gas prices rise and production increases. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will return to operate at a net profit in future periods.

NINE Months Ended SEPTEMBER 30	2011	2010	Change #	Change %
Average Daily Production
Oil (bbls/day)	6	8	(2)	-25%
Natural gas (mcf/day)	274	293	(19)	-6%
Barrels of oil equivalent (boe/day)	52	57	(5)	-9%

Profitability
Petroleum and natural gas revenue	$432,079	$548,803	(116,724)	-21%
Net Revenue	432,079	548,803	(116,724)	-21%
Production and operating costs	274,780	316,047	(41,267)	-13%
Field netback	157,299	232,756	(75,457)	-32%
G&A	184,340	181,913	2,427	1%
Net cash flow from operations	(27,041)	50,843	(77,884)	-153%
Depletion, depreciation and other charges	71,733	85,641	(13,908)	-16%
Future income taxes	-	-	-	0%
Net loss from operations	$(98,774)	$(34,798)	(63,976)	184%

Profitability per BOE
Oil and gas revenue (average selling price)	30.63	35.37	(4.74)	-13%
Production and operating costs	19.48	20.37	(0.89)	-4%
Field netback ($/boe)	11.15	15.00	(3.85)	-26%
Net loss ($/boe)	(7.00)	(2.24)	(4.76)	212%
Cash flow from operations ($/boe)	(1.92)	3.28	(5.19)	-159%

Revenue

Revenue for the three month period ended September 30, 2011 decreased to $161,761 from $211,338 for the comparable period ended September 30, 2010, a decrease of 23%. Revenue for the nine month period ended September 30, 2011 decreased to $432,079 from $548,803 for the comparable period ended September 30, 2010, a decrease of 21%.  The revenue decrease in the comparable three and nine month periods is due to a drop in production caused by the workover of certain wells, depletion of reserves and the lower energy prices in the current periods. Allied believes that revenue will continue to decline unless production increases, either by acquisition or the workover of existing wells and energy prices increase.

Net Losses/Income

Net losses for the three month period ended September 30, 2011 were $7,798 as compared to net income of $16,093 for the comparable period ended September 30, 2010. Net losses for the nine month period ended September 30, 2011 were $60,387 as compared to $20,552 for the comparable period ended September 30, 2010, an increase of 194%. The transition from net income to net losses in the current three month period can be attributed to the change from income from operations to loss from operations caused primarily by lower revenues. The increase in net losses over the comparable nine month periods can be primarily attributed to the increase in the loss from operations caused by lower revenues. Allied expects net losses to continue unless revenues increase.

Expenses

General and administrative expenses for the three month period ended September 30, 2011 increased to $56,962 from $50,352 for the comparable period ended September 30, 2010, an increase of 13%. General and administrative expenses for the nine month period ended September 30, 2011 increased to $184,340 from $181,913, an increase of 1%. The increase in general administrative expenses over the comparable three and nine month periods can be primarily attributed to increases in professional fees. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended September 30, 2011, and September 30, 2010 were $24,871 and $31,077 respectively. Depletion expenses for the nine month periods ended September 30, 2011, and September 30, 2010 were $71,733 and $85,641. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Production costs for the three month periods ended September 30, 2011, and September 30, 2010 were $94,297 and $107,587 respectively, a decrease of 12%. Production costs for the nine month periods ended September 30, 2011, and September 30, 2010 were $274,780 and $316,047 respectively, a decrease of 13%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three and nine month period can be attributed to decreased production. Allied expects that production costs may decrease over future periods as our existing wells age and energy production drops.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the nine months ended September 30, 2011 or 2010.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,351,839 as of September 30, 2011 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of September 30, 2011 were $1,383,389 which consisted of $1,301,600 in cash and $81,789 in accounts receivable. Total assets were $3,861,504 which consisted of current assets, proven oil and gas properties of $834,414, a deferred tax asset of $939,000 and deposits of $704,701.

Current liabilities as of September 30, 2011 were $31,550 which consisted of accounts payable. Total liabilities were $224,622 which consisted of current liabilities and an asset retirement obligation of $193,072.

Stockholders’ equity as of September 30, 2011 was $3,636,882.

Cash flow used in operations for the nine month period ended September 30, 2011 was $9,402 as compared to cash flow provided by operations of $68,305 for the comparable period ended September 30, 2010. The change in cash flow provided by operations in the current nine month period can be attributed to the change in net loss, deferred tax asset and depletion and amortization. Allied expects to continue to use cash flow in operations until net losses can be transition to net income.

Cash flow used in investing activities for the nine month periods ended September 30, 2011 and September 30, 2010 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the nine month periods ended September 30, 2011 and September 30, 2010 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2011, 600,000 options have been granted.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at September 30, 2011.

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

Off Balance Sheet Arrangements

As of September 30, 2011, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on Allied’s financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Allied is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. Allied is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $6,157,238 at December 31, 2010 which had increased to $6,217,625 at September 30, 2011. We recorded a net loss of $60,387 for the nine month period ended September 30, 2011 and may continue to realize net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

Allied Resources, Inc.                                                                         Date

/s/ Ruairidh Campbell                                                                          November 14, 2011

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