Form 10-K
period 2011-12-31
ALLIED RESOURCES INC
filed 2012-04-13
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (3,573,011 shares) was approximately $1,518,530 based on the average closing bid and ask prices ($0.425) for the common stock on April 13, 2012.

At April 13, 2012 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

Allstate has established, pursuant to the operating agreement, as amended, an interest bearing escrow account, whereby it has withheld up to 25% of the net income on each of our wells up to $5,000, to be used for capital improvement of the wells or if necessary plugging. The escrow account is currently fully funded to the extent provided by the operating agreement.

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

On August 1, 2007 Allied acquired interests in the ten properties located in Sections 24, 41, 42 and 46 of the CCSD & RGNG RR Co. Survey, Edwards County, Texas from Rischco Energy, Inc. The acquisition included an interest in the pipeline gathering system connected to five of the wells. The properties are operated by Marshall & Winston, Inc. and produces oil and gas from the Frances Hill (Penn Lower) field in the Canyon Sands formation. The Holman-Fagan 42-2 well was plugged and abandoned in January 2012 due to depletion and production of non-commercial quantities of natural gas.

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

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate currently produce on average 186 STBO and 8,429 MCFG per month.

Exploration, Development and Operations

Allied intends to continue to purchase non-operated oil and gas producing properties, acquire oil and gas leases that it will operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The recent increase in prices for oil has decreased the number of opportunities available to us due to our relatively limited cash position and the persistently low price paid for natural gas continues to sway us away from prospective natural gas activity. We do however continue to seek out prospective oil producing properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into a volatile market.

We are further considering future prospects for exploration of the virtually untapped Marcellus and Utica shale formations that underlie Allied’s oil and gas interests in West Virginia, particularly in Ritchie County. The Marcellus and Utica shale structures have formed under much of Pennsylvania, Ohio, New York, West Virginia and adjacent states to become a prospectively major reservoir for natural gas recovery. Drilling by other operators in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet. However, since exploration of the Marcellus and Utica shale in our area is relatively recent no natural gas reserves underlying our interests have been determined. Our future plans for exploring these shale formations are further tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for natural gas over the next five years.

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

Allstate sells our gas production interest in West Virginia to three main purchasers, Dominion Field Services, and Equitable Resources, and Mountaineer Gas Co. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.75 per MCF (fixed contract price) to $4.59 per MCF during the year ended 2011. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate has fixed contracts with Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $78.17 per bbl to $103.24 per bbl during the year ended December 31, 2011.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2011 ranged from $75.78 per bbl to $108.10 per bbl over the period.

Gas and gas condensate is sold to Houston Energy Services Company LLC (Hankey), BML, Inc., and Enterprise Products Partners LP (Winston), Acock Operating Limited (Magnum) and dcpMidstream LP at prices determined by the Houston Ship Channel price or spot pricing less pipeline carrying costs and dehydration fees as applicable. The sale prices for Allied’s gas production in Texas fluctuated between $1.59 per MCF and $8.03 per MCF in 2011.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2012.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2011, and are expected to continue to be significant in 2012:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. Our independent operators maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters where applicable. As of December 31, 2011, we know of no investigative or remedial work required of our independent operators by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,204,771 at December 31, 2011. Over the twelve month period ended December 31, 2011 we recorded a net loss of $1,047,533 from operations of which $906,000 was related to a deferred tax provision and expect to continue to realize net losses due to depressed natural gas prices, the constant depletion oil and gas resources, extraordinary production expenses and the vagaries of price volatility.  Future profitability will depend on our ability to increase production through exploration, development or acquisition. Allied’s success in returning to profitability can in no way be assured.

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

Goliad, Edwards and Jackson Counties, Texas

Allied currently realizes production in Texas from a total of 12 oil and gas wells with working interests ranging from 3.73% to 21% and net revenue interests varying from 2.68% to 12.75%, after deduction of royalties, in a total of 13 wells on four leases.

Annual Oil and Gas Production – West Virginia &Texas
	2011	2010	2009
Natural Gas	101,147 MCF	103,920 MCF	101,360 MCF
Oil	2,229 STB	2,435 STB	1,714 STB
Average production costs (VW)*	$2.46 /MCFE	$2.84 / MCFE	$3.70 / MCFE
Average production costs (TX)*	$2.55 /MCFE	$2.07 / MCFE	$1.83 / MCFE

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

Goliad, Edwards and Jackson Counties, Texas

Allied owns 12 gross wells and 0.83 net wells in Texas as of December 31, 2011. The wells are located on 2,510 gross acres and approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2011 and 2010 by Sure Engineering LLC.

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

Oil and gas reserves show a slight decrease as of December 31, 2011 of 154 bbl and 84,549 mcf over that reported as of December 31, 2010. The reason for the decrease can be attributed primarily to the depletion of aging wells.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2011 and 2010.

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

Proved Developed Reserves
	Years Ended December 31,
	2011		2010
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Beginning of year	24,085	913,728	24,279	955,158
Revision in previous estimates	2,075	16,598	2,241	62,490
Discoveries and extension	-	-	-	-
Purchase in place	-	-	-	-
Production	(2,229)	(101,147)	(2,345)	(103,920)
Sales in place	_____-	______-	-	-

End of year	23,931	829,179	24,085	913,728

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2011 and 2010 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2011	December 31	$0.45	$0.35
	September 30	$0.55	$0.41
	June 30	$0.41	$0.41
	March 31	$0.65	$0.41
2010	December 31	$0.55	$0.35
	September 30	$0.35	$0.30
	June 30	$0.50	$0.30
	March 31	$0.41	$0.27

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 13, 2012, there were 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of April 13, 2012, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 420,000 options to purchase shares of our common stock at year end December 31, 2011.

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

Discussion and Analysis

Allied intends to utilize available cash to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is constantly under consideration. Allied also intends to continue to expand non-operated and explore opportunities for operated acquisitions of additional oil or gas producing properties.

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

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to continue to sustain operations. Should Allied be unable to continue to generate sufficient cash flow from existing properties, it may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of its common stock.

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will continue to decline, which will lead to further reductions in revenue.

Results of Operations

During the period from January 1, 2011 through December 31, 2011, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does negatively impact its own ability to realize a net profit.

For the fiscal year ended December 31, 2011 Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil prices continue to rise and that gas prices recover from a steep decline. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should we be able to procure additional revenue producing oil properties and gas prices rise, Allied believes that it can return to operating with a net profit in future periods.

Twelve Months Ended December 31	2011	2010	Change	% Change

Average Daily Production

Oil (bbls/day)	6	7	(1)	-14%
Natural gas (mcf/day)	277	285	(8)	-3%
Barrels of oil equivalent (boe/day)	52	55	(2)	-4%

Profitability

Petroleum and natural gas revenue	$562,285	$668,992	$(106,707)	-16%

Net Revenue	562,285	668,992	(106,707)	-16%

Production and operating costs	368,856	422,435	(53,579)	-13%

Field netback	193,429	246,557	(53,128)	-22%

G&A	235,883	235,169	714	0%

Net cash flow from operations	(42,454)	11,388	(53,842)	-473%

Depletion, depreciation and other charges	105,403	112,667	(7,264)	-6%
Future income taxes	-	-	-	0%

Net earnings from operations	$(147,857)	$(101,279)	$(46,578)	46%

Profitability per boe

Oil and gas revenue (average selling price)	29.53	33.63	(4.10)	-12%
Production and operating costs	19.37	21.24	(1.86)	-9%

Field netback ($/boe)	$10.16	$12.39	$(2.24)	-18%

Net earnings ($/boe)	$(7.77)	$(5.09)	$(2.67)	53%

Cash flow from operations ($/boe)	$(2.23)	$0 .57	$(2.80)	-489%

Gross Revenue

Gross revenue for the year ended December 31, 2011 decreased to $562,285 from $668,992 for the year ended December 31, 2010, a decrease of 16%. The decrease in gross revenue in the current period can be attributed to lower production quantities and the steep decline in natural gas prices over the period offset by the increase in oil prices.

Gross daily production of oil for the year ended December 31, 2011 decreased to 6 bbls from 7 bbls for the year ended December 31, 2010, a decrease of 14%. Gross daily production of gas for the year ended December 31, 2011 decreased to 277 MCF from 285 MCF for the year ended December 31, 2010, a decrease of 3%. Average oil and natural gas prices realized decreased on a daily basis to $29.53 per BOE over the year ended December 31, 2011 from $33.63 per BOE on a daily basis over the year ended December 31, 2010, a decrease of 12%.

Allied anticipates, based on existing properties, that gross revenue will continue to decline as production declines and that the prices paid for energy continue to fluctuate.

Net Loss

Net loss after provision for income taxes for the year ended December 31, 2011 was $1,047,533 as compared to net losses after provision for income taxes of $64,374 for the year ended December 31, 2010. The increase in net loss in the current period can be primarily attributed to the creation of a valuation allowance for deferred tax asset and the resulting non-cash provision for income taxes in the amount of $906,000 and the decline in revenues. Allied expects to continue to realize losses until such time it can increase revenues both through the procurement of additional oil producing properties and a rise in gas prices.

Operating Expenses

Production costs for the year ended December 31, 2011 and December 31, 2010 were $368,856 and $422,435, a decrease of 13%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current period can be attributed to the decrease in production associated with existing wells. Allied expects that production costs will continue to decrease as production continues to decline.

General and administrative expenses for the year ended December 31, 2011 increased to $235,883 from $235,169 for the year ended December 31, 2010. General and administrative expenses over the comparable periods remained consistent. Allied anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2011 and December 31, 2010 were $105,403 and $112,667 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Income Tax Expense

As of December 31, 2011 Allied has a net operating loss (NOL) carry forwards of approximately $2,219,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2011 a valuation allowance was recorded against this net operating loss carried forward.

Impact of Inflation

Allied believes that inflation has had an effect on operations over the past three years in connection with production costs. Allied believes that it can offset inflationary increases in production costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,349,331 as of December 31, 2011 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2011 were $1,368,557 which consisted of $1,295,901 in cash and $72,656 in accounts receivable. Total assets were $2,874,002 which consisted of current assets, proven oil and gas properties and an escrow deposit. Total current liabilities were $19,226 which consisted of accounts payable. Total liabilities were $214,608 which consisted of current liabilities, and an asset retirement obligation of $195,382. Total stockholders’ equity as of December 31, 2011 was $2,659,394.

Cash flow used in operations for the year ended December 31, 2011 was $15,101 as compared to cash flow provided by operation of $133,237 for the year ended December 31, 2010. The transition to cash flow used in operations in the current period can be primarily attributed to the net loss.  Allied expects a transition back to cash flow provided by operations in future periods with a decrease in net loss.

Cash flow used in investing activities for the years ended December 31, 2011 and December 31, 2010 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the years ended December 31, 2011 and December 31, 2010 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied has no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2011, 600,000 options have been granted of which 420,000 have vested.

Allied has entered into an agreement with its chief executive officer that provides for a five year term, effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2011, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2011 and 2010 in addition to our supplementary schedules are attached hereto as F-1 through F-20.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

            Statements of Cash Flows                                                                                       F-6

            Notes to Financial Statements                                                                                  F-7

            Supplementary Schedules on Oil and Gas Operations                                                 F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.

Logan, Utah

March 27, 2012

ALLIED RESOURCES, INC.
BALANCE SHEETS
December 31, 2011 and 2010

ASSETS	2011	2010
Current assets:
Cash	$1,295,901	1,311,002
Accounts receivable	72,656	56,303

Total current assets	1,368,557	1,367,305

Oil and gas properties (proven), net (successful
efforts method)	800,744	906,147
Deferred tax asset	-	906,000
Deposits	704,701	704,701

Total assets	$2,874,002	3,884,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$19,226	29,716

Total current liabilities	19,226	29,716

Asset retirement obligation	195,382	186,142

Total liabilities	214,608	215,858

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized, 5,653,011 issued and outstanding	5,653	5,653
Additional paid-in capital	9,858,512	9,819,880
Accumulated deficit	(7,204,771)	(6,157,238)
Total stockholders' equity	2,659,394	3,668,295

Total liabilities and stockholders' equity	$2,874,002	3,884,153

ALLIED RESOURCES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	2011	2010

Oil and gas revenues	$562,285	668,992

Operating expenses:
Production costs	368,856	422,435
Depletion and amortization	105,403	112,667
General and administrative expenses	235,883	235,169

	710,142	770,271

Loss from operations	(147,857)	(101,279)

Interest income	6,324	6,905

Loss before provision (benefit) for income taxes	(141,533)	(94,374)

Provision (benefit) for income taxes - deferred	906,000	(30,000)

Net loss	$(1,047,533)	(64,374)

Loss per common share - basic and diluted	$(0.19)	(0.01)

Weighted average common shares - basic and diluted	5,653,000	5,653,000

ALLIED RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2010	5,653,011	$5,653	$9,781,249	$(6,092,864)	$3,694,038

Stock option compensation
expense	-	-	38,631	-	38,631

Net loss	-	-	-	(64,374)	(64,374)

Balance at December 31, 2010	5,653,011	5,653	9,819,880	(6,157,238)	3,668,295

Stock option compensation
expense	-	-	38,632	-	38,632

Net loss	-	-	-	(1,047,533)	(1,047,533)

Balance at December 31, 2011	5,653,011	$5,653	$9,858,512	$(7,204,771)	$2,659,394

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(1,047,533)	(64,374)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depletion and amortization	105,403	112,667
Stock option compensation expense	38,632	38,631
Accretion expense	9,240	8,802
Deferred tax asset	906,000	(30,000)
Decrease (increase) in:
Accounts receivable	(16,353)	27,343
Other assets	-	22,400
Increase (decrease) in:
Accounts payable	(10,490)	17,768

Net cash provided by (used in) operating activities	(15,101)	133,237

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	(15,101)	133,237

Cash, beginning of year	1,311,002	1,177,765

Cash, end of year	$1,295,901	1,311,002

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

Stock-Based Compensation

At December 31, 2011, the Company has a stock option plan, which is described more fully in Note 8. The Company accounts for stock compensation under ASC 718. This requires the Company to recognize compensation cost based on the grant date fair value of options granted. The Company recognized $38,632 and $38,631, respectively, in compensation cost during the years ended December 31, 2011 and 2010.

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

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements (continued)

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, future taxable income and related assets/liabilities, the collectibility of outstanding accounts receivable, stock-based compensation expense, and contingencies. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling results, testing and production may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

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

Note 2 – Oil and Gas Properties

Oil and gas properties consist of the following:

	December 31,
	2011	2010

Proved oil and gas properties and related equipment	$8,513,291	8,513,291
Asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Accumulated depreciation, depletion, amortization
and valuation allowances	(7,806,046)	(7,700,643)

	$800,744	906,147

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells. Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2011 and 2010 amounts on deposit were approximately $705,000 and $705,000, respectively.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

	2011	2010

Balance at beginning of year	$186,142	177,340
Accretion expense	9,240	8,802

Balance at end of year	$195,382	186,142

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

	2011	2010

Federal income tax benefit at statutory rate	$(48,000)	(28,000)
State income tax benefit, net of federal tax benefit	(6,000)	(3,000)
Expiration of net operating loss carryforward	14,000	-
Change in valuation allowance	942,000	-
Other	4,000	1,000

	$906,000	(30,000)

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 5 – Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

	2011	2010

Net operating loss carryforwards	$755,000	752,000
Asset retirement obligation	54,000	48,000
Depletion and amortization	87,000	73,000
Stock compensation expense	46,000	33,000

	942,000	906,000
Less valuation allowance	(942,000)	-

	$-	906,000

As of December 31, 2011, the Company had net operating loss (NOL) carryforwards of approximately $2,219,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforwards which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year		Year of
Generated	Amount	Expiration

1998	110,000	2018
1999	1,979,000	2019
2001	4,000	2021
2002	78,000	2022
2011	48,000	2031

	$2,219,000

The Company is no longer subject to examination by federal and state taxing authorities for years prior to 2007.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 6 – Related Party Transactions

The Company leases office space on a month-to-month basis from the CEO of the Company. The lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 annually during the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, $1,000 was included in accounts payable for rent.

The Company has a consulting agreement with its chief executive officer to provide management services. The agreement requires monthly payments of $10,000. The Company incurred management and consulting fees of approximately $120,000 and $120,000 during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, $10,000 was included in accounts payable for management services.

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest or income taxes during the years ended December 31, 2011 and 2010.

Note 8 – Stock Options

The Company has a stock option plan (the Plan) which allows for the issuance of the Company’s common stock or the grant of options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. At December 31, 2011 and 2010, the Company had 600,000 options outstanding at an exercise price of $0.35. During the years ended December 31, 2011 and 2010, the Company did not have any changes in the number of outstanding options.

Note 9 – Stock Based Compensation

The following table summarizes information about common stock options outstanding at December 31, 2011:

Outstanding				Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.35	600,000	7.0	$ 0.35	420,000	$ 0.35

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 10 – Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2011 and 2010 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheet. Carrying value approximates fair value due to the short maturity of the instruments identified as current assets and liabilities. The Company’s financial instruments are held for non-trading purposes.

Note 11 – Commitments and Contingencies

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

Note 12 – Risks and Uncertainties

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

Note 13 – Subsequent Events

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2011 and 2010

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2011	2010

Proved oil and gas properties and related equipment	$8,513,291	8,513,291
Unproved oil and gas properties	-	-
Asset retirement obligation	93,499	93,499

	8,606,790	8,606,790
Accumulated depreciation, depletion, amortization
and valuation allowances	(7,806,046)	(7,700,643)

	$800,744	906,147

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,
	2011	2010
Acquisition of properties:
Proved	$-	-
Unproved	$-	-
Exploration costs	$-	-
Development costs	$-	-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2011 and 2010

Results of Operations for Producing Activities

	Years Ended
	December 31,
	2011	2010

Oil and gas revenues	$562,285	668,992
Production costs net of reimbursements	(368,856)	(422,435)
Exploration costs	-	-
Depreciation, depletion, amortization, and valuation provisions	(105,403)	(112,667)

Net income before income taxes	88,026	133,890

Income tax expense	30,000	46,000

Results of operations from producing activities (excluding
corporate overhead and interest costs)	$58,026	87,890

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2011 and 2010

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure Engineering, LLC. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

	Years Ended December 31,
	2011		2010
	Oil	Gas	Oil	Gas
	(bbls)	(mcf)	(bbls)	(mcf)
Proved developed and undeveloped reserves:
Beginning of year	24,085	913,728	24,279	955,158
Revision in previous estimates	2,075	16,598	2,241	62,490
Discoveries and extension	-	-	-	-
Purchase in place	-	-	-	-
Production	(2,229)	(101,147)	(2,435)	(103,920)
Sales in place	-	-	-	-

End of year	23,931	829,179	24,085	913,728

All of the Company’s reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2011 and 2010

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

	Years Ended
	December 31,
	2011	2010

Future cash inflows	$5,446,000	6,665,000
Future production and development costs	(3,463,000)	(4,427,000)
Future income tax expenses	(674,000)	(761,000)

	1,309,000	1,477,000

10% annual discount for estimated timing of cash flows	(608,000)	(676,000)

Standardized measure of discounted future net cash flows	$701,000	801,000

The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company’s proved reserves of oil, condensate and gas. The estimated future net revenue is computed by applying the average prices of oil and gas (including price changes that are fixed and determinable) based upon the prior 12-month period and current costs of production and development for estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2011 and 2010

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

	Years Ended
	December 31,
	2011	2010

Balance, beginning of year	$801,000	853,000
Sales of oil and gas produced net of production costs	(220,000)	(242,000)
Net changes in prices and production costs	307,000	352,000
Extensions and discoveries, less related costs	-	-
Purchase and sales of minerals in place	-	-
Revisions of estimated development costs	-	-
Revisions of previous quantity estimate	(227,000)	(220,000)
Accretion of discount	80,000	85,000
Net changes in income taxes	(40,000)	(27,000)

Balance, end of year	$701,000	801,000

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

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Allied:

Name	Age	Year Elected/Appointed	Positions Held
Ruairidh Campbell	48	1998	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Ed Haidenthaller	48	2004	Director
Paul Crow	65	2005	Director, Secretary

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Ruairidh Campbell

On June 6, 1998, Mr. Campbell was first elected as a director and subsequently appointed as an officer of Allied. Mr. Campbell estimates that he spends approximately 20 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience

Mr. Campbell has been advising early-stage businesses for over 17 years in the public and private sectors. Services range from investment banking to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys and quasi-public governing bodies responsible for everything from public health to public quotation. He formed Orsa & Company in 2001 which is dedicated to providing these services.

Since joining Allied in 1998 Mr. Campbell has spent a significant amount of his time in the field with oil and gas producers, prospectors and geologists in pursuit of growing the business.

Officer and Director Responsibilities and Qualifications

Mr Campbell is responsible for the overall management of Allied and is involved in all of its day-to-day operations and administration. He also serves as a director and as a member of Allied’s audit committee.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law and energy law.

Other Public Company Directorships in the Last Five Years

Over the last five years to present Mr. Campbell has served and continues to serve as an officer and director of Park Vida Group, Inc. a rest development company with interests in the Dominican Republic.

Ed Haidenthaller

On September 23, 2004, Mr. Haidenthaller was elected as a director of Allied. Mr. Haidenthaller estimates that he spends approximately 1 hour per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience

Mr. Haidenthaller is currently serving as the Chief Financial Officer and holding company Secretary, for Proficio Bank and NHB Holdings, Inc., respectively.  He has held these positions since March 2012.  The bank is a Utah State chartered commercial bank with operations in Utah and Orlando, Florida and 33 additional loan generation offices primarily east of the Rocky Mountains.   Prior to this position, Mr. Haidenthaller was employed as a director for approximately 2 years for McGladrey, the 5th largest accounting and consulting firm in the US, and a multi-national firm specializing in internal audit, tax compliance, financial operations support, and technology risk management. Prior to joining McGladrey Mr. Haidenthaller worked as a VP of Risk management & Audit for a large multi-billion wholesale bank, and for 5+ years with Jefferson Wells International managing its consulting practice as well as its banking services practice. Mr. Haidenthaller also had his own business, Strategic Funding Consultants, LLC. which worked with start up and small businesses to develop business strategies, assist in obtaining funding and general consulting services.

Officer and Director Responsibilities and Qualifications

Mr Haidenthaller serves on the board of directors as an independent director and in that capacity is responsible for providing Allied with oversight in all material corporate decisions. He also serves as a member of Allied’s audit committee.

Mr. Haidenthaller graduated from Weber State University with a Bachelor of Science in Finance and then from the University of Utah with a Masters of Business Administration (MBA).

Other Public Company Directorships in the Last Five Years

None.

Paul Crow

On January 17, 2005, Mr. Paul Crow was appointed as a director of Allied and subsequently appointed as secretary. Mr. Crow estimates that he spends approximately 2 hours per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience

Mr. Crow operates his own Edgar preparation and filing business working with private and public businesses to provide general consulting services related to Sarbanes-Oxley compliance and other Commission related disclosure requirements. His prior experience includes work as a business consultant to Axia Group, Inc., a company involved in business consulting and real estate from April 2002 until September 2003 and as a library supervisor at the University of Utah from March 1996 until March of 2002.

Officer and Director Responsibilities and Qualifications

Mr. Crow serves on the board of directors and in that capacity is responsible for considering corporate matters and for participating in the decision making process at the board level. He is also responsible in his capacity as secretary for filing Allied’s public disclosure online and serves as a member of Allied’s audit committee.

Mr. Crow graduated from the University of Utah with a Bachelor of Science in Accounting in 1994.

Other Public Company Directorships in the Last Five Years

None.

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of Allied’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, we are not aware of any person who, during the period ended December 31, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Board of Directors Committees

Allied has formed an audit committee from the board of directors that assists the chief executive officer in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to the shareholders and others; reviewing the systems of internal controls which management and the board of directors have established; appointing, retaining and overseeing the performance of independent accountants; and overseeing Allied’s accounting and financial reporting processes and the audit of its financial statements.

Allied’s board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings but are compensated for their service as directors in connection with meetings. However, non-executive directors are compensated for attendance at meetings in the amount $500 per meeting but are not reimbursed for out-of-pocket costs incurred in attending meetings. During the year ended December 31, 2011, Allied compensated each of its non-executive directors for their participation in three meetings of the board of directors held over the annual period.

During the year ended December 31, 2011, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as corporate secretary for annual compensation of $3,000.

During the year ended December 31, 2011, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to Allied.

The following table provides summary information for the year 2011 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of our directors.

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

Executive compensation for the year ended December 31, 2011 was $164,000 as compared to $164,000 for the year ended December 31, 2010. Compensation includes a monthly consulting fee, vested stock options and rent paid to our sole executive officer in exchange for office space. The consistency in executive compensation in the comparative annual periods is attributable to Allied’s consulting agreement with its sole executive officer. We anticipate that executive compensation will remain relatively consistent over the remaining term of the five year agreement.

Tables

The following table provides summary information for the years 2011, and 2010 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell, CEO, CFO, PAO and director	2011 2010	120,000 120,000	- -	- - -	32,000 32,000	- -	- -	12,000 12,000	164,000 164,000

The following table provides summary information for 2011 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Allied to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ruairidh Campbell	350,000	150,000	-	0.35	Dec 31, 2018	-	-	-	-

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Allied’s 5,653,011 shares of common stock issued and outstanding as of April 13, 2012, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

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

*      Ruairidh Campbell has also been granted 500,000 options to purchase common shares at $0.35 of which 350,000 were vested as of December 31, 2011.

**    Ed Haidenthaller has also been granted 50,000 options to purchase common shares at $0.35 of which 35,000 were vested as of December 31, 2011.

***  Paul Crow has also been granted 50,000 options to purchase common shares at $0.35 of which 35,000 were vested as of December 31, 2011.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, rent provision and option grants:

•         Ruairidh Campbell, sole executive officer and a director, entered into a consulting agreement dated July 1, 2008 and a stock option agreement dated December 31, 2008 each conditioned on a five year term that provide for a monthly fee of $10,000 in addition to an aggregate stock option grant to purchase up to 500,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 350,000 shares as of December 31, 2011.

•         Ruairidh Campbell, sole executive officer and a director, has entered into a month to month arrangement pursuant to which Allied pays $1,000 a month for the use of an office owned by Mr. Campbell that is inclusive of associated office costs.

•         Ed Haidenthaller, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 35,000 shares as of December 31, 2011.

•         Paul Crow, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 35,000 shares as of December 31, 2011.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Allied in connection with its annual report for the fiscal years ended December 31, 2011 and 2010. The aggregate fees billed by Jones Simkins, P.C. for the audit of Allied’s annual financial statements and a review of Allied’s quarterly financial statements was approximately $40,200 and $38,100 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2011 and 2010 for professional services that are reasonably related to the audit or review of Allied’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to Allied fees of $6,725 in 2011 and $6,125 in 2010 for professional services rendered in connection with the preparation of Allied's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to Allied no fees in each of 2011 and 2010 for other professional services rendered or any other services not disclosed above.

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

            Financial Statements of Allied for the years ended December 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule of Supplementary Information on Oil and Gas Operations

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 42 of this Form 10-K, and are incorporated herein by this reference.

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

Allied Resources, Inc.	Date
/s/ Ruairidh Campbell By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2012
/s/ Ed Haidenthaller Ed Haidenthaller Director	April 13, 2012
/s/ Paul Crow Paul Crow Director	April 13, 2012

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