Form 10-K/A
period 2011-12-31
ALLIED RESOURCES INC
filed 2012-04-18
CIK 1211524

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

EXPLANATORY NOTE

Allied’s Form 10-K filed on April 13, 2012 (the “Original Filing”) is amended on this Form 10-K/A (the “Amendment” to (i) reattach the requisite interactive data files due to a technical glitch in the application software which though attached to the Original Filing did not attach in the proper format and (ii) amend the Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to date the annual period to correspond with that covered by the report.

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the original filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with Allied’s filings made with the Commission subsequent to the Original Filing, including any amendments to those filings.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-20, and are included as part of this Form 10-K/A:

            Financial Statements of Allied for the years ended December 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule of Supplementary Information on Oil and Gas Operations

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 43 of this Form 10-K/A, and are incorporated herein by this reference.

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

Allied Resources, Inc.	Date
/s/ Ruairidh Campbell By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 18, 2012
/s/ Ed Haidenthaller Ed Haidenthaller Director	April 18, 2012
/s/ Paul Crow Paul Crow Director	April 18, 2012

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