Form 10-Q
period 2012-03-31
ALLIED RESOURCES INC
filed 2012-05-17
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2012.

 ☐

Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from

to

.

Commission file number: 000-29321

ALLIED RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

000-31390

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at May 15, 2012, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited)

4

Unaudited  Condensed Statements of Operations for the Three month periods ended

5

March 31, 2012 and March 31, 2011

Unaudited Condensed  Statements of Cash Flows for the Three month periods

6

ended March 31, 2012 and  March 31, 2011

Condensed Notes to Unaudited Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

8

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.

Controls and Procedures

15

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

(Removed and Reserved)

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

Index to Exhibits

22

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

March 31,

December 31,

2012

2011

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,316,597

1,295,901

Accounts receivable

61,139

72,656

Total current assets

1,377,736

1,368,557

Oil and gas properties (proven), net (successful

efforts method)

776,254

800,744

Deposits

704,701

704,701

Total assets

$

2,858,691

2,874,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

44,903

19,226

Total current liabilities

44,903

19,226

Asset retirement obligation

195,779

195,382

Total liabilities

240,682

214,608

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,868,170

9,858,512

Accumulated deficit

(7,255,814)

(7,204,771)

Total stockholders' equity

2,618,009

2,659,394

Total liabilities and stockholders' equity

$

2,858,691

2,874,002

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

2012

2011

Oil and gas revenues

$

120,708

157,188

Operating expenses:

Production costs

75,652

93,473

Depletion and amortization

24,490

22,892

General and administrative expenses

72,447

74,911

172,589

191,276

Loss from operations

(51,881)

(34,088)

Interest income

838

5,425

Loss before benefit from income taxes

(51,043)

(28,663)

Benefit from income taxes - deferred

-

(6,000)

Net loss

$

(51,043)

(22,663)

Loss per common share - basic and diluted

$

(0.01)

-

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

2012

2011

Cash flows from operating activities:

Net loss

$

(51,043)

(22,663)

Adjustments to reconcile net loss to net

cash provided by (used in) operating activities:

Depletion and amortization

24,490

22,892

Stock option compensation expense

9,658

9,658

Accretion expense

397

2,310

Deferred tax asset

-

(6,000)

Decrease (increase) in accounts receivable

11,517

(26,805)

Increase accounts payable

25,677

15,578

Net cash provided by (used in) operating activities

20,696

(5,030)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

20,696

(5,030)

Cash, beginning of period

1,295,901

1,311,002

Cash, end of period

$

1,316,597

1,305,972

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2012.

Note 2 – Additional Footnotes Included By Reference

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended March 31, 2012.

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

Texas Well Information

Allied owns varying interests in a total of 11 wells in Texas on four leases managed by independent operators and an interest in a pipeline gathering system. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad, Edwards and Jackson Counties. Depth of the producing intervals varies from 7,600 ft to 9,600 ft.

Our working interest is defined as interest in oil and gas that includes responsibility for all drilling,

developing, and operating costs varying from 3.73% to 21%. Our net revenue interest is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 2.68% to 12.75%.

Over the three months ended March 31, 2012 two of our natural gas wells in Edwards County, Texas were plugged and abandoned due to declining production that resulted in uneconomic commercial recovery from these wells.

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

The decrease in natural gas prices has done little to increase the number of opportunities available to us due to our relatively limited cash position and the uncertainty associated with natural gas prices in the future. We do however continue to seek out prospective oil and gas properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into an unsettled market.

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

Results of Operations

During the period from January 1, 2012 through March 31, 2012, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize net profit.

For the fiscal quarter ended March 31, 2012 Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and gas prices rise and production increases.

Meanwhile, general and administrative expenses and production costs are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will return to operate at a net profit in future periods.

THREE MONTHS ENDED MARCH  31

2012

2011

CHANGE  #     CHANGE  %

AVERAGE  DAILY PRODUC TION

Oil (bbls/day)

3

8

(5)

-63%

Natural gas (mcf/day)

333

253

80

32%

Barrels of oil equivalent (boe/day)

59

50

8

17%

PROFITABILITY

Petroleum and natural gas revenue

$

120,780     $

157,188

(36,480)

-23%

Net Revenue

120,780

157,188

(36,480)

-23%

Production and operating costs

75,652

93,473

(17,821)

-19%

Field netback

45,056

63,715

(18,659)

-29%

G&A

72,447

74,911

(2,464)

-3%

Net cash flow from operations

(27,391)

(11,196)

(16,195)

145%

Depletion, depreciation and other charges

24,490

22,892

1,598

7%

Future income taxes

-

-

-

0%

Net loss from operations

$

(51,881)     $

(34,088)

(17,793)

52%

PROFITABILITY PER  BOE

Oil and gas revenue (average selling price)

22.67

34.81

(12.14)

-35%

Production and operating costs

14.21

20.70

(6.49)

-31%

Field netback ($/boe)

8.46

14.11

(5.65)

-40%

Net loss ($/boe)

(9.75)

(7.55)

(2.20)

29%

Cash flow from operations ($/boe)

(5.15)

(2.48)

(2.67)

107%

Revenue

Revenue for the three month period ended March 31, 2012 decreased to $120,708 from $157,188 for the comparable period ended March 31, 2011, a decrease of 23%. The revenue decrease over the comparable three month periods is due to a drop in oil production as the result of the work-over of certain wells,

depletion of oil reserves, the plugging and abandonment of two natural gas producing wells and the continuing decline in natural gas prices. Allied believes that revenue will continue to decline unless oil production can be increased, either by acquisition or work-over of existing wells and natural gas prices rise.

Net Losses

Net losses for the three month period ended March 31, 2012 were $51,043 as compared to net losses of

$22,663 for the comparable period ended March 31, 2011, an increase of 125%. The increase in net losses over the comparative three month periods can be primarily attributed to the decrease in revenues. Allied expects net losses to continue to increase unless revenues increase.

Expenses

General and administrative expenses for the three month period ended March 31, 2012 decreased to

$72,447 from $74,911 for the comparable period ended March 31, 2011, a decrease of 3%. The decrease in general administrative expenses over the comparable three month periods can be primarily attributed to operating efficiencies. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended March 31, 2012, and March 31, 2011 were $24,490 and $22,892 respectively. Depletion expenses will continue to increase in relation to the aging of existing oil and gas assets.

Production costs for the three month periods ended March 31, 2012, and March 31, 2011 were $75,652 and $93,473 respectively, a decrease of 19%. Production costs include the cost of maintaining the wells,

severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current three month periods can be attributed to declining production. Allied expects that production costs will continue to decrease over future periods as our existing wells age and energy production drops.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended March 31, 2012 or 2011.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,332,833 as of March 31, 2012 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of March 31, 2012 were $1,377,736 which consisted of $1,316,597 in cash and $61,139 in accounts receivable. Total assets were $2,858,691 which consisted of current assets, proven oil and gas properties of $776,254 and deposits of $704,701.

Current liabilities as of March 31, 2012 were $44,903 which consisted of accounts payable. Total liabilities were $240,682 which consisted of current liabilities and an asset retirement obligation of

$195,779.

Stockholders’ equity as of March 31, 2012 was $2,618,009.

Cash flow provided by operations for the three month period ended March 31, 2012 was $20,696 as compared to cash flow used in operations of $5,030 for the comparable period ended March 31, 2011.

The change to cash flow provided by operations in the current three month period can be attributed to the increase in accounts payable and the decrease in accounts receivable. Allied expects to use cash flow in operations until net losses can be transitioned to net income.

Cash flow used in investing activities for the three month periods ended March 31, 2012 and March 31,

2011 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the three month periods ended March 31, 2012 and March 31,

2011 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2012, 600,000 options have been granted of which 420,000 had vested as of December 31, 2011.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at March 31, 2012.

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

Off Balance Sheet Arrangements

As of March 31, 2012, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial

Condition and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. We are ineligible to rely on the safe-

harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2011 and 2010, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January

1, 2013. Allied is currently evaluating the impact of the adoption of ASU 2011-11 on its financial position, results of operations, and disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,204,771 at December 31, 2011 which had increased to $7,255,814 at March 31,

2012. We recorded a net loss of $51,043 for the three month period ended March 31, 2012 and may continue to realize net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

The business of exploring for, developing or acquiring reserves is capital intensive. Allied may not be able to obtain the necessary capital to acquire additional oil or natural gas reserves if cash flows from operations are reduced, and access to external sources of capital is unavailable. Should Allied not make significant capital expenditures to increase reserves it will not be able to maintain current production rates and expenses will continue to exceed revenue.

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

May 15, 2012

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

14 *

Code of Ethics adopted May 3, 2004 (incorporated by reference to the Form 10-

KSB filed on May 26, 2004).

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

22