Form 10-Q
period 2012-06-30
ALLIED RESOURCES INC
filed 2012-08-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2012.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at August 14, 2012, was 5,653,011.

TABLE OF CONTENTS

PART I – FINANCIAL  INFORMATION

Item 1.             Financial Statements ............................................................................................................... 3

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)      ................ 4

Unaudited Condensed Statements of Operations for the three and six month periods ended

June 30, 2012 and June 30, 2011 ............................................................................................ 5

Unaudited Condensed Statements of Cash Flows for the six month periods ended

June 30, 2012 and June 30, 2011 ............................................................................................ 6

Condensed Notes to Unaudited Financial Statements ............................................................. 7

Item 2.     Management's Discussion and Analysis of Financial Condition

PART II – OTHER INFORMATION

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

June 30,

December 31,

2012

2011

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,353,351

1,295,901

Accounts receivable

57,915

72,656

Total current assets

1,411,266

1,368,557

Oil and gas properties (proven), net (successful

efforts method)

751,653

800,744

Deposits

704,701

704,701

Total assets

$

2,867,620

2,874,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

39,729

19,226

Total current liabilities

39,729

19,226

Asset retirement obligation

198,172

195,382

Total liabilities

237,901

214,608

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,877,828

9,858,512

Accumulated deficit

(7,253,762)

(7,204,771)

Total stockholders' equity

2,629,719

2,659,394

Total liabilities and stockholders' equity

$

2,867,620

2,874,002

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Six Months Ended

June 30,

June 30,

2012

2011

2012

2011

Oil and gas revenues

$

169,142

113,130

289,850

270,318

Operating expenses:

Production costs

87,018

87,010

162,670

180,483

Depletion and amortization

24,601

23,970

49,091

46,862

General and administrative expenses

57,198

56,256

129,645

127,378

168,817

167,236

341,406

354,723

Income (loss) from operations

325

(54,106)

(51,556)

(84,405)

Interest income

1,727

2,180

2,565

3,816

Income (loss) before benefit from

income taxes

2,052

(51,926)

(48,991)

(80,589)

Benefit from income taxes - deferred

-

(22,000)

-

(28,000)

Net income (loss)

$

2,052

(29,926)

(48,991)

(52,589)

Loss per common share -

basic and diluted

$

-

(0.01)

(0.01)

(0.01)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

2012

2011

Cash flows from operating activities:

Net loss

$

(48,991)

(52,589)

Adjustments to reconcile net loss to net

cash provided by operating activities:

Depletion and amortization

49,091

46,862

Stock option compensation expense

19,316

19,316

Accretion expense

2,790

4,620

Deferred tax asset

-

(28,000)

Decrease in accounts receivable

14,741

20,907

Increase accounts payable

20,503

14,637

Net cash provided by operating activities

57,450

25,753

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase in cash

57,450

25,753

Cash, beginning of period

1,295,901

1,311,002

Cash, end of period

$

1,353,351

1,336,755

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

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

Note 3 – Subsequent Events

The Company evaluated its June 30, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

I T E M  2.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2012.

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

Texas Well Information

Allied owns varying interests in a total of  10 wells in Texas on four leases managed  by independent operators and an interest in a pipeline gathering system. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad, Edwards and Jackson Counties. Depth of the producing intervals varies from 7,600 ft to  9,600 ft.

Our working interest is defined as interest in oil and gas that includes responsibility for all drilling,

developing, and operating costs varying from 3.73% to 21%. Our net revenue interest is defined as that portion of oil and gas production revenue after deduction of royalties, varying from 2.68% to 12.75%.

Over the six months ended June 30, 2012 two of our natural gas wells in Edwards County, Texas were plugged and abandoned due to declining production that resulted in uneconomic commercial recovery from these wells.

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

Results of Operations

During the period from January 1, 2012 through June 30, 2012, Allied was engaged in evaluating acquisition opportunities in Yoakum County, Texas, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the fiscal quarter ended June 30, 2012 Allied realized a small profit. Allied believes that the immediate key to its ability to maintain profitability is that oil and gas prices rise  and production increases. Meanwhile, general and administrative expenses and production costs are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will be able to maintain net profits in future periods.

SI X  M ONT H S  E NDE D  J UNE  30

2012

2011

C H A NG E  #      C H A NG E  %

A V E R A G E  DA I L Y  PR ODUC T I ON

Oil (bbls/day)

11

5

6

120%

Natural gas (mcf/day)

301

276

25

9%

Barrels of oil equivalent  (boe/day)

61

51

10

20%

PR OF I T A B I L I T Y

Petroleum and  natural gas revenue

$

289,850     $

270,318

19,532

7%

Net  Revenue

289,850

270,318

19,532

7%

Production and operating costs

162,670

180,483

(17,813)

-10%

Field netback

127,180

89,835

37,345

42%

G&A

129,645

127,378

2,267

2%

Net  cash flow  from operations

(2,465)

(37,543)

35,078

93%

Depletion, depreciation and other charges

49,091

46,862

2,229

5%

Future income taxes

-

-

-

0%

Net  loss from operations

$

(51,556)     $

(84,405)

32,849

39%

PR OF I T A B I L I T Y  PE R  B OE

Oil and gas revenue (average selling price)

26.04

29.28

(3.25)

-11%

Production and operating costs

14.61

19.55

(4,94)

-25%

Field netback ($/boe)

11.42

9.73

1.69

17%

Net  loss ($/boe)

(4.63)

(9.14)

4.51

49%

Cash flow  from operations ($/boe)

(0.22)

(4.07)

3.85

95%

Revenue

Revenue for the three month period ended June 30, 2012 increased to $169,142 from  $113,130 for the comparable period ended June 30, 2011, an increase of  50%. Revenue for the six month period ended

June 30, 2012 increased to $289,850 from $270,318 for the six month period ended June 30, 2011. The revenue increase over the comparable three and six month periods is due to an increase in oil and gas production despite the decreased prices paid for oil and gas in the current periods. Allied believes that revenue will decline unless oil production can be increased, either by acquisition or the work-over of existing wells and natural gas prices rise.

Net Income/Loss

Net income for the three month period ended June 30, 2012 was $2,052 as compared to net losses of

$29,926 for the three month period ended June 30, 2011. Net losses for the six month period ended June

30, 2012 were $48,991 as compared to net losses of $52,589 for the six months period ended June 30,

2011, a decrease of 7%. The transition from net losses to net income in the current three month period can be wholly attributed to an increase in oil production over that realized in the prior three and  six month periods. Allied expects to maintain net income in future periods subject to oil and gas production and the constant pricing volatility for these products in the marketplace.

Expenses

General and administrative expenses for the three month period ended June 30, 2012 increased to $57,198 from $56,256 for the comparable three month  period ended June 30, 2011, an increase of 2%. General and administrative services for the six month period ended June 30, 2012 increased to $129,645 from

$127,378 for the comparable six month period ended June 30, 2011. The increase in general administrative expenses over the comparable three and six  month periods can be primarily attributed increased professional fees. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended June 30, 2012, and June 30, 2011 were $24,601 and $23,970 respectively.  Depletion expenses for the six month periods ended June 30, 2012 and June 30,

2011 were $49,091 and $46,862. Depletion expenses will continue to increase in relation to the aging of existing oil and gas assets.

Production costs for the three month periods ended June 30, 2012, and June 30, 2011 were $87,018 and

$87,010 respectively. Production costs for the six month periods ended June 30, 2012 were $162,670 and

$180,483 respectively, a decrease of 10%. Production costs include the cost of maintaining the wells,

severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current six month periods can be attributed to decreased work over costs associated with producing wells in the period. Allied expects that production costs will continue to decrease over future periods as our existing wells age and  energy production drops.

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

Capital Expenditures

Allied made no  capital expenditures on property or equipment for the six months ended June 30, 2012 or

2011.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,371,537 as of June 30, 2012 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of June 30, 2012 were $1,411,266 which consisted of $1,353,351 in cash and  $57,915 in accounts receivable. Total assets were $2,867,620 which consisted of current assets, proven oil and gas properties of $751,653 and deposits of $704,701.

Current liabilities  as of June 30, 2012 were $39,729 which consisted of accounts payable. Total liabilities were $237,901 which consisted of current liabilities and an asset retirement obligation of $198,172.

Stockholders’ equity as of June 30, 2012 was $2,629,719.

Cash flow provided by operations for the six month period ended June 30, 2012 was $57,450 as compared to cash flow provided by operations of $25,753  for the comparable period  six month period ended June

30, 2011. The change in cash flow provided by operations in the current six  month period can be attributed to the increase in depletion and amortization, and the increase in accounts payable offset by the decrease in accretion expense and the decrease in accounts receivable. Allied expects to realize cash flow provided by operations as net losses decrease.

Cash flow used in investing activities for the six month periods ended June 30, 2012 and June 30, 2011 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the six  month periods ended June 30, 2012 and June 30, 2011 was

$0. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2012, 600,000 options have been granted  of which 480,000 had vested as of June 30, 2011.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at June 30, 2012.

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

Off Balance Sheet Arrangements

As of June 30, 2012, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  June 30, 2012, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,204,771 at December 31, 2011 which had increased to $7,253,762 at June 30,

2012. We recorded net income of $2,052 for the three month period ended June 30, 2012 and may realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

MINE SAFETY DISCLOSURES

Not applicable.

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

August 14, 2012

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

23