Form 10-Q
period 2012-09-30
ALLIED RESOURCES INC
filed 2012-11-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2012.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at November 14, 2012, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of for

4

September 30, 2012 (Unaudited)  and December 31, 2011 (audited)

Unaudited Condensed Statements of Operations for the

5

three and nine month periods ended September 30, 2012 and September 30, 2011

Unaudited Condensed Statements of Cash Flows for the

6

nine month periods ended September 30, 2012 and September 30, 2011

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

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Mine Safety Disclosures

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

Index to Exhibits

23

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

September 30,

December 31,

2012

2011

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,345,668

1,295,901

Accounts receivable

65,667

72,656

Total current assets

1,411,335

1,368,557

Oil and gas properties (proven), net (successful

efforts method)

724,427

800,744

Deposits

704,701

704,701

Total assets

$

2,840,463

2,874,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

22,570

19,226

Total current liabilities

22,570

19,226

Asset retirement obligation

200,564

195,382

Total liabilities

223,134

214,608

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,887,485

9,858,512

Accumulated deficit

(7,275,809)

(7,204,771)

Total stockholders' equity

2,617,329

2,659,394

Total liabilities and stockholders' equity

$

2,840,463

2,874,002

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Nine Months Ended

September 30,

September 30,

2012

2011

2012

2011

Oil and gas revenues

$

144,582

161,761

434,432

432,079

Operating expenses:

Production costs

89,142

94,297

251,812

274,780

Depletion and amortization

27,226

24,871

76,317

71,733

General and administrative expenses

51,275

56,962

180,920

184,340

167,643

176,130

509,049

530,853

Loss from operations

(23,061)

(14,369)

(74,617)

(98,774)

Interest income

1,014

1,571

3,579

5,387

Loss before benefit from

income taxes

(22,047)

(12,798)

(71,038)

(93,387)

Benefit from income taxes - deferred

-

(5,000)

-

(33,000)

Net loss

$

(22,047)

(7,798)

(71,038)

(60,387)

Loss per common share -

basic and diluted

$

-

-

(0.01)

(0.01)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

2012

2011

Cash flows from operating activities:

Net loss

$

(71,038)

(60,387)

Adjustments to reconcile net loss to net

cash provided by (used in) operating activities:

Depletion and amortization

76,317

71,733

Stock option compensation expense

28,973

28,974

Accretion expense

5,182

6,930

Deferred tax asset

-

(33,000)

(Increase) decrease in accounts receivable

6,989

(25,486)

Increase in accounts payable

3,344

1,834

Net cash provided by (used in) operating activities

49,767

(9,402)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

49,767

(9,402)

Cash, beginning of period

1,295,901

1,311,002

Cash, end of period

$

1,345,668

1,301,600

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

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

Note 3 – Subsequent Events

The Company evaluated its September 30, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2012.

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

Over the nine months ended September 30, 2012 two of our natural gas wells in Edwards County, Texas were plugged and abandoned due to declining production that resulted in uneconomic commercial recovery from these wells.

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

Marcellus and Utica shales are further tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for natural gas over the next twelve to eighteen months.

Results of Operations

During the period from January 1, 2012 through September 30, 2012, Allied was engaged in evaluating acquisition opportunities in Yoakum County, Texas, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the fiscal quarter ended September 30, 2012 Allied realized a net loss due primarily to a decrease in revenues over that period. Allied believes that the immediate key to its ability to maintain profitability is that oil and gas prices rise and production increases. Meanwhile, general and administrative expenses and production costs are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will be able to maintain net profits in future periods.

NINE MONTHS ENDED SEPTEMBER 30

2012

2011

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

10

6

4

67%

Natural gas (mcf/day)

293

274

19

7%

Barrels of oil equivalent (boe/day)

59

52

7

14%

PROFITABILITY

Petroleum and natural gas revenue

$

434,432     $

432,079

2,353

1%

Net Revenue

434,432

432,079

2,353

1%

Production and operating costs

251,812

274,780

(22,968)

-8%

Field netback

182,620

157,299

25,321

16%

G&A

180,920

184,340

(3,420)

-2%

Net cash flow from operations

1,700

(27,041)

28,741

106%

Depletion, depreciation and other charges

76,317

71,733

4,584

6%

Future income taxes

-

-

-

0%

Net loss from operations

$

(74,617)     $

(98,774)

24,157

24%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

26.95

30.63

(3.68)

-12%

Production and operating costs

15.62

19.48

(3.86)

-20%

Field netback ($/boe)

11.33

11.15

0.18

2%

Net loss ($/boe)

(4.63)

(7.00)

2.37

106%

Cash flow from operations ($/boe)

0.11

(1.92)

2.02

34%

Revenue

Revenue for the three month period ended September 30, 2012 decreased to $144,582 from $161,761 for the comparable period ended September 30, 2011, a decrease of 11%. Revenue for the nine month period ended September 30, 2012 increased to $434,432 from $432,079 for the nine month period ended

September 30, 2011, an increase of 1%. The revenue decrease over the comparable three month periods is due to a decrease in oil prices in the current three month period over the prior three month period. The revenue increase over the comparative nine month periods can be attributed to the increase in production despite the decrease in oil prices in the current nine month period over the prior nine month period. Allied believes that revenue will continue to decline unless oil and gas prices increase over future periods.

Net Losses

Net losses for the three month period ended September 30, 2012 increased to $22,047 as compared to net losses of $7,798 for the three month period ended September 30, 2011, an increase of 183%. Net losses for the nine month period ended September 30, 2012 were $71,038 as compared to net losses of $60,387 for the nine months period ended September 30, 2011, an increase of 18%. Net losses in the current three and nine month periods can be attributed to a decrease in energy prices over the comparative periods offset by the increase in energy production. Allied expects to return to net income in future periods subject to the constant pricing volatility for oil and gas products in the marketplace.

Expenses

General and administrative expenses for the three month period ended September 30, 2012 decreased to

$51,275 from $56,962 for the comparable three month period ended September 30, 2011, a decrease of

10%. General and administrative services for the nine month period ended September 30, 2012 decreased to $180,920 from $184,340 for the comparable nine month period ended September 30, 2011, a decrease of 2%. The decrease in general administrative expenses over the comparable three and nine month periods can be primarily attributed to administrative operating efficiencies. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended September 30, 2012, and September 30, 2011 were

$27,226 and $24,871 respectively. Depletion expenses for the nine month periods ended September 30,

2012 and September 30, 2011 were $76,317 and $71,733. Depletion expenses will continue to increase in relation to the aging of existing oil and gas assets.

Production costs for the three month periods ended September 30, 2012, and September 30, 2011 were

$89,142 and $94,297 respectively. Production costs for the nine month periods ended September 30, 2012 were $251,812 and $274,780 respectively, a decrease of 8%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current nine month periods can be attributed to decreased work over costs associated with producing wells in the period. Allied expects that production costs will continue to fluctuate over future periods as existing wells age and require more vigorous maintenance to continue to produce.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the nine months ended September 30,

2012 or 2011.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,388,765 as of September 30, 2012 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of September 30, 2012 were $1,411,335 which consisted of $1,345,668 in cash and

$65,667 in accounts receivable. Total assets were $2,840,463 which consisted of current assets, proven oil and gas properties of $724,427 and deposits of $704,701.

Current liabilities as of September 30, 2012 were $22,570 which consisted of accounts payable. Total liabilities were $223,134 which consisted of current liabilities and an asset retirement obligation of

$200,564.

Stockholders’ equity as of September 30, 2012 was $2,617,329.

Cash flow provided by operations for the nine month period ended September 30, 2012 was $49,767 as compared to cash flow used in operations of $9,402 for the comparable nine month period ended

September 30, 2011. The change in cash flow provided by operations in the current nine month period can be attributed to the increase in depletion and amortization, and the increase in accounts payable offset by the decrease in accounts receivable and the increase in accounts payable. Allied expects to continue realize cash flow provided by operations as net losses decrease.

Cash flow used in investing activities for the nine month periods ended September 30, 2012 and

September 30, 2011 was $0. Allied expects to use cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Cash flow from financing activities for the nine month periods ended September 30, 2012 and September

30, 2011 was $0. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2012, 600,000 options have been granted of which

480,000 had vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at September 30, 2012.

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

Off Balance Sheet Arrangements

As of September 30, 2012, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

     our anticipated financial performance and business plan;

     uncertainties related to production volumes of oil and gas;

     the sufficiency of existing capital resources;

     uncertainties related to future oil and gas prices;

     uncertainties related the quantity of our reserves of oil and gas;

     the volatility of the stock market and;

     general economic conditions.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by Allied’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of Allied’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the

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

Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  September 30, 2012, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,204,771 at December 31, 2011 which had increased to $7,275,809 at September

30, 2012. We recorded a net loss of $22,047 for the three month period ended September 30, 2012 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

     the level of consumer demand for oil and natural gas;

     the domestic and foreign supply of oil and natural gas;

     the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     the price of foreign oil and natural gas;

     domestic governmental regulations and taxes;

     the price and availability of alternative fuel sources;

     weather conditions;

     market uncertainty;

     political conditions or hostilities in energy producing regions, including the Middle East; and

     worldwide economic conditions.

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

November 14, 2012

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