Form 10-K
period 2012-12-31
ALLIED RESOURCES INC
filed 2013-04-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (3,573,011  shares)  was  approximately  $1,393,474  based  on  the  average  closing  bid  and  ask  prices  ($0.39)  for  the common stock on April 15, 2013.

At  April  15,  2013  the  number  of  shares  outstanding  of  the registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 5,653,011.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

17

Item 2.

Properties

17

Item 3.

Legal Proceedings

20

Item 4.

Mine Safety Disclosures

20

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

21

Equity Securities

Item 6.

Selected Financial Data

22

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

22

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

29

Item 9A.

Controls and Procedures

29

Item 9B.

Other Information

30

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

31

Item 11.

Executive Compensation

35

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

37

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

37

Item 14.

Principal Accountant Fees and Services

38

PART IV

Item 15.

Exhibits, Financial Statement Schedules

39

Signatures

40

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

Allied’s principal place of business is located at 1403 East 900 South, Salt Lake City, Utah, 84105. Our

telephone number is (801) 582-9609. Our registered statutory office is located at JAD Communications,

LLC., 5209 West Gowan Road, Las Vegas, Nevada 89130.

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

     relatively inexpensive drilling and completion operations, and

     the absence of poisonous gas often associated with oil and gas production.

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

Texas Well Information

Allied owns varying interests in a total of 10 wells in Texas on four leases held by independent operators.

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

% Net Revenue

Operator

Interest

Interest

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

12.75

Marquee Corporation

Texas Operators

Each of our Texas acquisitions has a different operator. A brief description of the operators is as follows:

     Hankey Oil Company of Houston, Texas, was founded in 1981. Since inception they focused their efforts on the Texas Gulf Coast. Hankey utilizes a 3D geophysical workstation technology to develop their drilling prospects.

     Magnum Producing, LP of Corpus Christi, Texas, has been operation along South Texas and the Gulf

Coast since the mid-1980s. Magnum has 15 employees and operates approximately 150 wells.

     Marquee Corporation of Houston, Texas, became involved in the oil and gas business in 1981.

Marquee has 4 full-time employees operating approximately 100 wells. Zinn Petroleum Co. is the operating arm of the company.

     Marshall & Winston, Inc. of Midland, Texas, began as a royalty company in 1928. Marshall currently operates approximately 100 wells in and around the Midland area, and has 14 employees.

Texas Wells

On May 1, 2007, Allied acquired an interest in the Harper #2 well located within the Ramon Musquiz

Survey, A-29, Goliad, Texas from Spanish Moss Energy Company, LLC. The Harper #2 well is operated by Hankey Oil Company and produces oil and gas from the Wilcox formation.

On August 1, 2007, Allied acquired interests in the ten properties located in Sections 24, 41, 42 and 46 of the CCSD & RGNG RR Co. Survey, Edwards County, Texas from Rischco Energy, Inc. The acquisition included an interest in the pipeline gathering system connected to five of the wells. The properties are operated by Marshall & Winston, Inc. and produces oil and gas from the Frances Hill (Penn Lower) field in the Canyon Sands formation. The Holman-Fagan 42-1 well was plugged and abandoned in 2012 due to depletion and production of non-commercial quantities of natural gas.

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

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate currently produce on average 255 STBO and 8,827 MCFG per month.

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

     the payment of cash bonuses at the time of acquisition of leases,

     delay rentals,

     location damage supplement payments, and

     stipulations requiring exploration and production commitments by the lessee.

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

     the extent of domestic production and imports of oil and gas,

     proximity and capacity of pipelines,

     the effect of federal and state regulation of oil and gas sales, and

     environmental restrictions on exploration and usage of oil and gas prospects that will become even more intense in the future.

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

Allstate sells our gas production interest in West Virginia to three main purchasers, Dominion Field

Services, and Equitable Resources, and Mountaineer Gas Co. The gas is sold utilizing two different forms of contracts. One, characterized as a fixed contract that determines a certain price for gas over a fixed period of time, usually 90 days and a spot price contract, which markets the production to the purchaser willing to pay the highest price for the production on a month to month basis at prices ranging from $1.00 per MCF

(fixed contract price) to $5.00 per MCF during the year ended 2012. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate has fixed contracts with

Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $80.14 per bbl to $104.24 per bbl during the year ended

December 31, 2012.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude

Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2012 ranged from $83.00 per bbl to $106.62 per bbl over the period.

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

$1.85 per MCF and $4.12 per MCF in 2012.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards,

and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2013.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2012, and are expected to continue to be significant in 2013:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”).

Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. Our independent operators maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters where applicable. As of December 31, 2012, we know of no investigative or remedial work required of our independent operators by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,332,445 at December 31, 2012. Over the twelve month period ended December

31, 2012 we recorded a net loss of $127,674 from operations and expect to continue to realize net losses due to depressed natural gas prices, the constant depletion of oil and gas resources, extraordinary production expenses and the vagaries of price volatility.  Future profitability will depend on our ability to increase production through exploration, development or acquisition. Allied’s success in returning to profitability can in no way be assured.

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

Our common stock is subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.

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

These rules require, among other things, that brokers who trade penny stock to persons other than

“established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If Allied remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of Allied’s securities.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Ritchie and Calhoun Counties, West Virginia

Allied currently realizes production in West Virginia from a total of 145 oil and gas wells with working interests ranging from 18.75% to 75%, producing a combination of varying amounts of oil and gas.

Goliad, Edwards and Jackson Counties, Texas

Allied currently realizes production in Texas from a total of 11 oil and gas wells with working interests ranging from 3.73% to 21% and net revenue interests varying from 2.68% to 12.75%, after deduction of royalties, on four leases.

Annual Oil and Gas Production – West Virginia &Texas

2012

2011

2010

Natural Gas

105,923 MCF

101,147 MCF

103,920 MCF

Oil

3,061 STB

2,229 STB

2,435 STB

Average production costs (VW)*

$2.22 /MCFE

$2.46 / MCFE

$2.84 / MCFE

Average production costs (TX)*

$2.78 /MCFE

$2.55 / MCFE

$2.07 / MCFE

* includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of December 31, 2012. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 11 gross wells and 0.83 net wells in Texas as of December 31, 2012. The wells are located on

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2012 and 2011 by Sure

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

Oil and gas reserves show an increase as of December 31, 2012 of 3,626 bbl and 188,624 mcf over that reported as of December 31, 2011. The reason for the increases is most likely attributable to the build-up of liquid condensate due to decreasing reservoir pressure leading to accumulation in the well bore in the case of oil and the servicing of West Virginia wells that increased gas flow rates.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2012 and 2011.

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

2012

2011

Oil (bbls)

Gas (mcf)

Oil (bbls)

Gas (mcf)

Proved developed and undeveloped reserves:

Beginning of year

23,931

829,179

24,085

913,728

Revision in previous estimates

6,687

294,547

2,075

16,598

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(3,061)

(105,923)

(2,229)

(101,147)

Sales in place

_____-

______-

-

-

End of year

27,557      1,017,803

23,931

829,179

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

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the

Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2012 and 2011 are as follows:

Trading Market

Year

Quarter Ending

High

Low

2012

December 31

$0.45

$0.20

September 30

$0.20

$0.20

June 30

$0.38

$0.20

March 31

$0.50

$0.35

2011

December 31

$0.45

$0.35

September 30

$0.55

$0.41

June 30

$0.41

$0.41

March 31

$0.65

$0.41

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2012, there were 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2012, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 540,000 options to purchase shares of our common stock at year end December 31, 2012.

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

Results of Operations

During the period from January 1, 2012 through December 31, 2012, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does negatively impact its own ability to realize a net profit.

For the fiscal year ended December 31, 2012, Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil prices maintain current pricing and that gas prices continue to recover from what has been a steep decline. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should we be able to procure additional revenue producing oil properties and gas prices rise, Allied believes that it can return to operating with a net profit in future periods.

%

Twelve Months Ended December 31

2012

2011

Change

Change

Average Daily Production

Oil (bbls/day)

8

6

2

33%

Natural gas (mcf/day)

289

277

12

4%

Barrels of oil equivalent (boe/day)

56

52

4

8%

Profitability

Petroleum and natural gas revenue

$

521,271    $

562,285    $

(41,014)

-7%

Net Revenue

521,271

562,285

(41,014)

-7%

Production and operating costs

341,250

368,856

(27,606)

-7%

Field netback

180,021

193,429

(13,408)

-7%

G&A

234,884

235,883

(999)

0%

Net cash flow from operations

(54,863)

(42,454)

(12,409)

-29%

Depletion, depreciation and other charges

82,117

105,403

(23,286)

-22%

Future income taxes

-

-

-

0%

Net earnings from operations

$      (136,980)    $      (147,857)    $

10,877

7%

Profitability per boe

Oil and gas revenue (average selling price)

25.36

29.53

(4.17)

-14%

Production and operating costs

16.60

19.37

(2.77)

-14%

Field netback ($/boe)

$

8.76    $

10.16    $

(1.40)

-14%

Net earnings ($/boe)

$

(6.66)    $

(7.77)    $

1.10

14%

Cash flow from operations ($/boe)

$

(2.67)    $

(2.23)    $

(0.44)

-20%

Gross Revenue

Gross revenue for the year ended December 31, 2012 decreased to $521,271 from $562,285 for the year ended December 31, 2011, a decrease of 7%. The decrease in gross revenue in the current period can be attributed to low natural gas prices over the comparative periods despite increases in oil and gas production.

Gross daily production of oil for the year ended December 31, 2012 increased to 8 bbls from 6 bbls for the year ended December 31, 2011, an increase of 33%. Gross daily production of gas for the year ended

December 31, 2012 increased to 289 MCF from 277 MCF for the year ended December 31, 2011, an increase of 4%. Average oil and natural gas prices realized decreased on a daily basis to $25.36 per BOE over the year ended December 31, 2012, from $29.53 per BOE on a daily basis over the year ended

December 31, 2011, a decrease of 14%.

Allied anticipates, based on existing properties, that gross revenue will increase as production increases or maintains and gas prices continue an upward trend..

Net Loss

Net loss after provision for income taxes for the year ended December 31, 2012 was $127,674 as compared to net losses after provision for income taxes of $1,047,533 for the year ended December 31, 2011. The decrease in net loss in the current period can be primarily attributed to the creation of a valuation allowance for deferred tax asset and the resulting non-cash provision for income taxes in the amount of $906,000 in the prior period and the decline in revenues. Allied expects to continue to realize losses until such time it can increase revenues both through the procurement of additional oil producing properties and the rise in gas prices.

Operating Expenses

Production costs for the year ended December 31, 2012 and December 31, 2011 were $341,250 and

$368,856, a decrease of 7%. Production costs include the cost of maintaining the wells, severance taxes,

miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current period can be attributed to the decrease in production associated with existing wells. Allied expects that production costs will increase as the cost of production increases from aging wells.

General and administrative expenses for the year ended December 31, 2012 decreased to $234,884 from

$235,883 for the year ended December 31, 2011. General and administrative expenses over the comparable periods remained consistent. Allied anticipates that general and administrative expenses will continue to be relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2012 and December 31, 2011 were $82,117 and

$105,403 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Income Tax Expense

As of December 31, 2012, Allied has a net operating loss (NOL) carry forwards of approximately

$2,227,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2011 a valuation allowance was recorded against this net operating loss carried forward.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,349,979 as of December 31, 2012 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2012 were $1,385,128 which consisted of $1,323,032 in cash and

$62,096 in accounts receivable. Total assets were $2,808,456 which consisted of current assets, proven oil and gas properties and an escrow deposit. Total current liabilities were $35,149 which consisted of accounts payable. Total liabilities were $238,105 which consisted of current liabilities, and an asset retirement obligation of $202,956. Total stockholders’ equity as of December 31, 2012 was $2,570,351.

Net cash provided by operations for the year ended December 31, 2012 was $27,131 as compared to net cash used in operations of $15,101 for the year ended December 31, 2011. Net cash provided by operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, stock option expense, accretion expense, accounts receivable and account payable. Balance sheet accounts that actually affect cash, but are not income statement related items, that are added or deducted to arrive at net cash provided by operations, include accounts receivable and accounts payable.

Allied expects net cash to be provided by operations in future periods as revenues increase on the upward trend in gas prices.

Net cash used in investing activities for the years ended December 31, 2012 and December 31, 2011 was zero. Allied expects to use net cash flow in investing activities over future periods as the it evaluates existing wells, identifies exploration opportunities and considers additional acquisitions.

Net cash from financing activities for the years ended December 31, 2012 and December 31, 2011 was zero.

Allied does not expect net cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied has no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2012, 600,000 options have been granted of which

540,000 have vested.

Allied has entered into an agreement with its chief executive officer that provides for a five year term,

effective July 1, 2008, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2012, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

     our ability to raise additional capital to fund cash requirements for future operations;

     uncertainties related the quantity of our reserves of oil and gas

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

Recent Accounting Pronouncements

Please see Note 14 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2012  and  2011  in  addition  to  our supplementary schedules are attached hereto as F-1 through F-20.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Stockholders’ Equity

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

Supplementary Schedules on Oil and Gas Operations

F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders’ of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. as of December 31, 2012 and

2011, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS LLC

JONES SIMKINS LLC

Logan, Utah

April 12, 2013

ALLIED RESOURCES, INC.

BALANCE SHEETS

December 31, 2012 and 2011

ASSETS

2012

2011

Current assets:

Cash

$

1,323,032

1,295,901

Accounts receivable

62,096

72,656

Total current assets

1,385,128

1,368,557

Oil and gas properties (proven), net (successful

efforts method)

718,627

800,744

Deposits

704,701

704,701

Total assets

$

2,808,456

2,874,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

35,149

19,226

Total current liabilities

35,149

19,226

Asset retirement obligation

202,956

195,382

Total liabilities

238,105

214,608

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,897,143

9,858,512

Accumulated deficit

(7,332,445)

(7,204,771)

Total stockholders' equity

2,570,351

2,659,394

Total liabilities and stockholders' equity

$

2,808,456

2,874,002

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and 2011

2012

2011

Oil and gas revenues

$

521,271

562,285

Operating expenses:

Production costs

341,250

368,856

Depletion and amortization

82,117

105,403

General and administrative expenses

234,884

235,883

658,251

710,142

Loss from operations

(136,980)

(147,857)

Interest income

9,306

6,324

Loss before provision for income taxes

(127,674)

(141,533)

Provision for income taxes - deferred

-

906,000

Net loss

$

(127,674)

(1,047,533)

Loss per common share - basic and diluted

$

(0.02)

(0.19)

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2012 and 2011

Additional

Total

Common Stock

Paid-In

Accumulated

Stockholders'

Shares

Amount

Capital

Deficit

Equity

Balance at January 1, 2011

5,653,011    $

5,653    $

9,819,880    $

(6,157,238)    $

3,668,295

Stock option compensation

expense

-

-

38,632

-

38,632

Net loss

-

-

-

(1,047,533)

(1,047,533)

Balance at December 31, 2011

5,653,011

5,653

9,858,512

(7,204,771)

2,659,394

Stock option compensation

expense

-

-

38,631

-

38,631

Net loss

-

-

-

(127,674)

(127,674)

Balance at December 31, 2012

5,653,011    $

5,653    $

9,897,143    $

(7,332,445)    $

2,570,351

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011

2012

2011

Cash flows from operating activities:

Net loss

$

(127,674)

(1,047,533)

Adjustments to reconcile net loss to net

cash provided by (used in) operating activities:

Depletion and amortization

82,117

105,403

Stock option compensation expense

38,631

38,632

Accretion expense

7,574

9,240

Deferred tax asset

-

906,000

Decrease (increase) in:

Accounts receivable

10,560

(16,353)

Increase (decrease) in:

Accounts payable

15,923

(10,490)

Net cash provided by (used in) operating activities

27,131

(15,101)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

27,131

(15,101)

Cash, beginning of year

1,295,901

1,311,002

Cash, end of year

$

1,323,032

1,295,901

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

Stock-Based Compensation

At December 31, 2012, the Company has a stock option plan, which is described more fully in Note 8. The

Company accounts for stock compensation under ASC 718. This requires the Company to recognize compensation cost based on the grant date fair value of options granted. The Company recognized $38,631 and $38,632, respectively, in compensation cost during the years ended December 31, 2012 and 2011.

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

December 31, 2012 and 2011

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

December 31,

2012

2011

Proved oil and gas properties and related equipment

$

8,513,291

8,513,291

Asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Accumulated depreciation, depletion, amortization

and valuation allowances

(7,888,163)

(7,806,046)

$

718,627

800,744

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells.

Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2012 and 2011 amounts on deposit were approximately $705,000 and

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

2012

2011

Balance at beginning of year

$

195,382

186,142

Accretion expense

7,574

9,240

Balance at end of year

$

202,956

195,382

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

2012

2011

Federal income tax benefit at statutory rate

$

(43,000)

(48,000)

State income tax benefit, net of federal tax benefit

(5,000)

(6,000)

Expiration of net operating loss carry-forward

-

14,000

Change in valuation allowance

41,000

942,000

Other

7,000

4,000

$

-

906,000

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5 –  Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

2012

2011

Net operating loss carry-forwards

$

757,000

755,000

Asset retirement obligation

56,000

54,000

Depletion and amortization

111,000

87,000

Stock compensation expense

59,000

46,000

983,000

942,000

Less valuation allowance

(983,000)

(942,000)

$

-

-

As   of   December   31,   2012,   the   Company  had   net   operating  loss   (NOL)  carry-forwards   of

approximately $2,227,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carry-forwards which could be utilized. Also,

the ultimate realization of these carry-forwards is due, in part, on the tax law in effect at  the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year

Year of

Generated

Amount

Expiration

1998

110,000

2018

1999

1,980,000

2019

2001

4,000

2021

2002

78,000

2022

2011

12,000

2031

2012

43,000

2032

$

2,227,000

The Company is no longer subject to examination by federal and state taxing authorities for years prior to

2008.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 6 – Related Party Transactions

The Company leases office space on a month-to-month basis from the chief executive officer of the

Company. The lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 annually during the years ended December 31, 2012 and 2011. At December 31,

2012 and 2011, $1,000 was included in accounts payable for rent.

The Company has a consulting agreement with its chief executive officer to provide management services.

The agreement requires monthly payments of $10,000. The Company incurred management and consulting fees of approximately $120,000 and $120,000 during the years ended December 31, 2012 and 2011,

respectively. At December 31, 2012 and 2011, $10,000 was included in accounts payable for management services.

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest or income taxes during the years ended December 31, 2012 and 2011.

Note 8 – Stock Options

The Company has a stock option plan (the Plan) which allows for the issuance of the Company’s common stock or the grant of options to acquire the Company’s common stock from time to time to employees,

directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

At December 31, 2012 and 2011, the Company had 600,000 options outstanding at an exercise price of

$0.35. During the years ended December 31, 2012 and 2011, the Company did not have any changes in the number of outstanding options.

Note 9 – Stock Based Compensation

The  following  table  summarizes  information  about  common  stock  options  outstanding  at  December  31,

2012:

Outstanding

Exercisable

Weighted

Average

Weighted

Weighted

Remaining

Average

Average

Exercise

Number

Contractual

Exercise

Number

Exercise

Price

Outstanding

Life (Years)

Price

Exercisable

Price

$  0.35

600,000

6.0

$  0.35

540,000

$  0.35

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 10 – Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2012 and 2011 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheet. Carrying value approximates fair value due to the short maturity of the instruments identified as current assets and liabilities. The Company’s financial instruments are held for non-trading purposes.

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

Note 13 – Subsequent Events

The Company evaluated its December 31, 2012 financial statements for subsequent events through the date the  financial statements  were issued. The Company is  not  aware of  any subsequent  events which would require recognition or disclosure in the financial statements.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 14 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2012 and 2011

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,

2012

2011

Proved oil and gas properties and related equipment

$

8,513,291

8,513,291

Unproved oil and gas properties

-

-

Asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Accumulated depreciation, depletion, amortization

and valuation allowances

(7,888,163)

(7,806,046)

$

718,627

800,744

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,

2012

2011

Acquisition of properties:

Proved

$

-

-

Unproved

$

-

-

Exploration costs

$

-

-

Development costs

$

-

-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2012 and 2011

Results of Operations for Producing Activities

Years Ended

December 31,

2012

2011

Oil and gas revenues

$

521,271

562,285

Production costs net of reimbursements

(341,250)

(368,856)

Exploration costs

-

-

Depreciation, depletion, amortization, and valuation provisions

(82,117)

(105,403)

Net income before income taxes

97,904

88,026

Income tax expense

33,000

30,000

Results of operations from producing activities (excluding

corporate overhead and interest costs)

$

64,904

58,026

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2012 and 2011

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

2012

2011

Oil

Gas

Oil

Gas

(bbls)

(mcf)

(bbls)

(mcf)

Proved developed and undeveloped reserves:

Beginning of year

23,931

829,179

24,085

913,728

Revision in previous estimates

6,687

294,547

2,075

16,598

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(3,061)

(105,923)

(2,229)

(101,147)

Sales in place

-

-

-

-

End of year

27,557

1,017,803

23,931

829,179

All of the Company’s reserves are proved developed reserves.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2012 and 2011

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

and Gas Reserves (Unaudited)

Years Ended

December 31,

2012

2011

Future cash inflows

$

5,293,000

5,446,000

Future production and development costs

(3,549,000)

(3,463,000)

Future income tax expenses

(593,000)

(674,000)

1,151,000

1,309,000

10% annual discount for estimated timing of cash flows

(598,000)

(608,000)

Standardized measure of discounted future net cash flows

$

553,000

701,000

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

December 31, 2012 and 2011

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

Years Ended

December 31,

2012

2011

Balance, beginning of year

$

701,000

801,000

Sales of oil and gas produced net of production costs

(187,000)

(220,000)

Net changes in prices and production costs

(1,340,000)

307,000

Extensions and discoveries, less related costs

-

-

Purchase and sales of minerals in place

-

-

Revisions of estimated development costs

-

-

Revisions of previous quantity estimate

1,351,000

(227,000)

Accretion of discount

70,000

80,000

Net changes in income taxes

(42,000)

(40,000)

Balance, end of year

$

553,000

701,000

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

Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Allied’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

use, or disposition of Allied’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

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

Positions Held

Elected/Appointed

Ruairidh Campbell

49

1998

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Director

Ed Haidenthaller

49

2004

Director

Paul Crow

66

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

Other Public Company Directorships in the Last Five Years

Over the last five years to present Mr. Campbell has served and continues to serve as an officer and director of Park Vida Group, Inc. a real estate development company with interests in the Dominican

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, we are not aware of any person who,

during the period ended December 31, 2012, failed to file, on a timely basis, reports required by Section

16(a) of the Securities Exchange Act of 1934 except the following:

     Mr. Campbell, our chief executive officer and one of our directors, failed to file a Form 4 or

Form 5 in connection with the vesting of options over the period.

     Mr. Haidenthaller, one of our directors, failed to file a Form 4 or Form 5 in connection with the vesting of options over the period.

     Mr. Crow, one of our directors, failed to file a Form 4 or Form 5 in connection with the vesting of options over the period.

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings but non-executive directors are compensated for their service as directors in the amount $500 per meeting.

During the year ended December 31, 2012, Allied compensated each of its non-executive directors for their participation in three meetings of the board of directors held over the annual period.

During the year ended December 31, 2012, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as corporate secretary for annual compensation of $3,000.

During the year ended December 31, 2012, Allied compensated one of its directors, pursuant to a consulting agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting officer, for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to Allied.

The following table provides summary information for the year 2012 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of our directors.

Directors’ Summary Compensation Table

Name

Fees earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)

compensation

compensation

($)

($)

($)

($)

Ruairidh Campbell

120,000*

32,000

12,000**

164,000

Paul Crow

1,500

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

Executive compensation for the year ended December 31, 2012 was $164,000 as compared to $164,000 for the year ended December 31, 2011. Compensation includes a monthly consulting fee, stock options and rent paid to our sole executive officer in exchange for office space. The consistency in executive compensation in the comparative annual periods is attributable to Allied’s consulting agreement with its sole executive officer. We anticipate that executive compensation will remain relatively consistent over the remaining term of the five year agreement.

Tables

The  following  table  provides  summary  information  for  the  years  2012,  and  2011  concerning  cash  and non-cash compensation paid  or  accrued by Allied to or  on behalf of (i)  the chief executive officer and (ii)

any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Ruairidh

2012      120,000

-

-

32,000

-

-

12,000

164,000

Campbell,

2011      120,000

-

-

32,000

-

-

12,000

164,000

CEO, CFO,

-

PAO and

director

The following table provides summary information for 2012 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Allied to or on behalf of (i) the chief executive officer and

(ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

Equity

incentive

incentive

plan

plan

awards:

awards:

market or

Equity

number

payout

incentive

Market

of

value of

plan

value of      unearned      unearned

awards:

Number

shares

shares,

shares,

Number of

Number of

number of

of shares      or units

units or

units or

securities

securities

securities

or units

of stock

other

other

underlying

underlying

underlying

of stock

that

rights

rights

unexercised

unexercised

unexercised

Option

that

have

that have      that have

options

options

unearned

exercise

Option

have not

not

not

not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Ruairidh

Campbell

450,000

50,000

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Allied’s 5,653,011 shares of common stock issued and outstanding as of April 15, 2013, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and

Title of Class

Number of

Percent of

Beneficial Owners

Shares

Class

Ruairidh Campbell

600 Westwood Terrace

Common

2,060,000*

36.4

Austin, Texas 78746

Ed Haidenthaller

1193 East 800 North

Common

10,000**

<1.0

Layton, Utah  84040

Paul Crow

1185 East 5840 South

Common

10,000***

<1.0

Salt Lake City, Utah 84121

All Executive Officers and Directors as a

Group (3)

Common

2,080,000

36.4

*      Ruairidh Campbell has also been granted 500,000 options to purchase common shares at $0.35 of which

450,000 were vested as of December 31, 2012.

**    Ed Haidenthaller has also been  granted 50,000 options to purchase common shares at $0.35 of which 45,000 were vested as of December 31, 2012.

***  Paul Crow has also been granted 50,000 options to purchase common shares at $0.35 of which 45,000 were vested as of December 31, 2012.

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

     Ruairidh Campbell, sole executive officer and a director, entered into a consulting agreement dated

July 1, 2008 and a stock option agreement dated December 31, 2008 each conditioned on a five year term that provide for a monthly fee of $10,000 in addition to an aggregate stock option grant to purchase up to 500,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 450,000 shares as of

December 31, 2012.

     Ruairidh Campbell, sole executive officer and a director, has entered into a month to month arrangement pursuant to which Allied pays $1,000 a month for the use of an office owned by Mr.

Campbell that is inclusive of associated office costs.

     Ed Haidenthaller, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested

45,000 shares as of December 31, 2012.

     Paul Crow, a director, entered into a stock option agreement dated December 31, 2008 that grants stock options to purchase up to 50,000 shares of common stock at $0.35 a share that vest over 5 years and are exercisable for 10 years from the date of grant. The option grant had vested 45,000 shares as of December 31, 2012.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Jones Simkins, LLC (“Jones Simkins”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services

2012

2011

Audit fees

$

40,200   $

40,200

Audit-related fees

-

-

Tax fees

6,835

6,725

All other fees.

-

-

Total fees paid or accrued to our principal accountants      $

47,035 $

46,925

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Jones Simkins in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

All services provided to Allied by Jones Simkins as detailed above, were pre-approved by Allied’s audit committee. Jones Simkins performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-20, and are included as part of this Form 10-K:

Financial Statements of Allied for the years ended December 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

Schedules of Supplementary Information on Oil and Gas Operations

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 41 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act  of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Pursuant to the requirements of Section 13 or 15###d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

by the undersigned, thereunto duly authorized.

Allied Resources, Inc.

Date

/s/ Ruairidh Campbell

April 15, 2013

By: Ruairidh Campbell

Its: Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Ruairidh Campbell

April 15, 2013

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

/s/ Ed Haidenthaller

April 15, 2013

Ed Haidenthaller

Director

/s/ Paul Crow

Paul Crow

April 15, 2013

Director

INDEX TO EXHIBITS

Exhibit

Description

3.1*

Articles of Incorporation dated February 12, 2002 (incorporated by reference to the Form

10-SB/A filed on April 21, 2003).

3.2 *

Bylaws (incorporated by reference to the Form 10-SB/A filed on April 21, 2003).

10.1 *

Oil and Gas Well Operating Agreement between Allied and Allstate Energy Corporation dated May 1, 1996 (incorporated by reference to the Form 10SB/A filed on April 21, 2003).

10.2 *

Amendments to Operating Agreements between Allied and Allstate Energy Corporation dated May 10, 1996 (incorporated by reference to the Form 10SB/A filed on April 21,

2003).

10.3 *

Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on

April 21, 2003).

10.4*

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

99.1 *

Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-Q filed on November 14, 2008).

99.2

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

41