Form 10-Q
period 2013-03-31
ALLIED RESOURCES INC
filed 2013-05-20
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2013.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at May 17, 2013, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

March 31, 2013 (Unaudited)  and December 31, 2012 (audited)

Unaudited Condensed Statements of Operations for the

5

three month periods ended March 31, 2013 and March 31, 2012

Unaudited Condensed Statements of Cash Flows for the

6

three month periods ended March 31, 2013 and March 31, 2012

Condensed Notes to Unaudited  Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

8

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.

Controls and Procedures

16

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

March 31,

December 31,

2013

2012

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,292,097

1,323,032

Accounts receivable

101,310

62,096

Total current assets

1,393,407

1,385,128

Oil and gas properties (proven), net (successful

efforts method)

706,298

718,627

Deposits

704,701

704,701

Total assets

$

2,804,406

2,808,456

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

32,777

35,149

Total current liabilities

32,777

35,149

Asset retirement obligation

205,467

202,956

Total liabilities

238,244

238,105

Commitments and contingencies

-

-

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,906,801

9,897,143

Accumulated deficit

(7,346,292)

(7,332,445)

Total stockholders' equity

2,566,162

2,570,351

Total liabilities and stockholders' equity

$

2,804,406

2,808,456

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

2013

2012

Oil and gas revenues

$

137,980

120,708

Operating expenses:

Production costs

74,962

75,652

Depletion and amortization

12,329

24,490

General and administrative expenses

65,321

72,447

152,612

172,589

Loss from operations

(14,632)

(51,881)

Interest income

785

838

Loss before provision for income taxes

(13,847)

(51,043)

Provision for income taxes

-

-

Net loss

$

(13,847)

(51,043)

Loss per common share - basic and diluted

$

-

(0.01)

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

2013

2012

Cash flows from operating activities:

Net loss

$

(13,847)

(51,043)

Adjustments to reconcile net loss to net

cash provided by (used in) operating activities:

Depletion and amortization

12,329

24,490

Stock option compensation expense

9,658

9,658

Accretion expense

2,511

397

Deferred tax asset

-

-

Decrease (increase) in accounts receivable

(39,214)

11,517

Increase accounts payable

(2,372)

25,677

Net cash provided by (used in) operating activities

(30,935)

20,696

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

(30,935)

20,696

Cash, beginning of period

1,323,032

1,295,901

Cash, end of period

$

1,292,097

1,316,597

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2013.

Note 2 – Additional Footnotes Included By Reference

There has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2013, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2013 and March 31,

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

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will decline, which will lead to reductions in revenue.

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

The recent increase in natural gas prices has done little to increase the number of opportunities available to us due to our relatively limited cash position and the uncertainty associated with natural gas prices in the future. We do however continue to seek out prospective oil and gas properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into an unsettled market.

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

Results of Operations

During the period from January 1, 2013 through March 31, 2013, Allied was engaged in evaluating acquisition opportunities at several different locations in the State of Texas, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators.

While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the fiscal quarter ended March 31, 2013, Allied realized a small net loss due primarily to a decrease in natural gas production over that period. Allied believes that the immediate key to its ability to maintain profitability is that oil and gas prices rise and production increases. Meanwhile, general and administrative expenses and production costs are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will be able to realize net profits in future periods.

THREE MONTHS ENDED MARCH 31

2013

2012

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

5

3

2

67%

Natural gas (mcf/day)

190

333

(143)

-43%

Barrels of oil equivalent (boe/day)

37

59

(22)

-37%

PROFITABILITY

Petroleum and natural gas revenue

$

137,980     $

120,708

17,272

14%

Net Revenue

137,980

120,708

17,272

14%

Production and operating costs

74,962

75,652

(690)

-1%

Field netback

63,018

45,056

17,962

40%

G&A

65,321

72,447

(7,126)

-10%

Net cash flow from operations

(2,303)

(27,391)

25,088

92%

Depletion, depreciation and other charges

12,329

24,490

(12,161)

-50%

Future income taxes

-

-

-

0%

Net loss from operations

$

(14,632)     $

(51,881)

37,249

72%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

41.81

22.67

19.14

-84%

Production and operating costs

22.72

14.21

8.50

60%

Field netback ($/boe)

19.10

8.46

10.63

126%

Net loss ($/boe)

(4.43)

(9.75)

5.31

55%

Cash flow from operations ($/boe)

(0.70)

(5.15)

4.45

86%

Revenue

Revenue for the three month period ended March 31, 2013 increased to $137,980 from $120,708 for the comparable period ended March 31, 2012, an increase of 14%. The increase in revenue over the comparable three month periods can be attributed to an increase in natural gas prices and an increase in oil production over the comparative periods. Allied believes that revenue will continue to increase over near term future periods as productivity returns to natural gas deposits due to work-overs in process for certain existing natural gas wells and as the price for natural gas continues to increase.

Net Losses

Net losses for the three month period ended March 31, 2013 decreased to $13,847 as compared to net losses of $51,043 for the three month period ended March 31, 2012, a decrease of 73%. The decrease in net losses over the comparable three month periods can be attributed to the increase in oil and gas revenues and the decrease in operating expenses in the current period. Allied expects to return to net income in future periods as revenues are expected to increase with higher pricing for natural gas products,

and increased productivity in the field while operating expenses are expected to remain relatively consistent.

Operating Expenses

General and administrative expenses for the three month period ended March 31, 2013 decreased to

$65,321 from $72,447 for the comparable three month period ended March 31, 2012, a decrease of 10%.

The decrease in general administrative expenses over the comparable three month periods can be primarily attributed to administrative operating efficiencies. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended March 31, 2013, and March 31, 2012 were $12,329 and $24,490 respectively, a decrease of 50%. Depletion expenses are expected to continue to decrease in relation to the aging oil and gas assets.

Production costs for the three month periods ended March 31, 2013, and March 31, 2012 were $74,962 and $75,652 respectively, a decrease of 1%. Production costs include the cost of maintaining the wells,

severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the comparable three month periods can be attributed to decreased work over costs associated with producing wells.

Allied expects that production costs will continue to fluctuate over future periods as existing wells age and require more vigorous maintenance which will negatively impact production costs.

Income Tax Expense

As of December 31, 2012, Allied has a net operating loss (NOL) carry forwards of approximately

$2,227,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2012 a valuation allowance was recorded against this net operating loss carried forward.

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended March 31, 2013 or 2012.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,360,630 as of March 31, 2013 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of March 31, 2013 were $1,393,407 which consisted of $1,292,097 in cash and

$101,310 in accounts receivable. Total assets were $2,804,406 which consisted of current assets, proven oil and gas properties of $706,298 and deposits of $704,701.

Current liabilities as of March 31, 2013 were $32,777 which consisted of accounts payable. Total liabilities were $238,244 which consisted of current liabilities and an asset retirement obligation of

$205,467.

Stockholders’ equity as of March 31, 2013 was $2,566,162.

Net cash used in operating activities for the three month period ended March 31, 2013 was $30,935 as compared to net cash provided by operating activities of $20,696 for the three month period ended March

31, 2012. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, stock option expense and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operations, include accounts receivable and accounts payable. Allied expects to transition to cash flow provided by operations in future periods as net losses and accounts receivable are expected to decrease in the near term.

Cash flow used in investing activities for the three month periods ended March 31, 2013 and March 31,

2012 was zero. Allied expects to use cash flow in investing activities over future periods as the it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment on consummation.

Cash flow from financing activities for the three month periods ended March 31, 2013 and March 31,

2012 was zero. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2013, 600,000 options have been granted of which 540,000 had vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at March 31, 2013.

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

Off Balance Sheet Arrangements

As of March 31, 2013, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

  our anticipated financial performance and business plan;
  uncertainties related to production volumes of oil and gas;
  the sufficiency of existing capital resources;
  uncertainties related to future oil and gas prices;
  uncertainties related the quantity of our reserves of oil and gas;
  the volatility of the stock market and;
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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2012 and 2011, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In  February  2013,  the  FASB  issued  guidance  on  disclosure  requirements  for  items  reclassified  out  of

Accumulated  Other  Comprehensive  Income  ("AOCI").  This  new  guidance  requires  entities  to  present

(either on the face of the income statement or in the notes) the effects on the line items of the income statement  for  amounts  reclassified  out  of  AOCI.  The  new  guidance  is  effective  for  us  beginning  January

1,  2013.  We  adopted  the  guidance  during  the  first  quarter  of  2013  and  there  was  no  material  impact  on our condensed consolidated financial statements.

In  July  2012,  the  FASB  issued  amendments  to  the  indefinite-lived  intangible  asset  impairment  guidance which  provides  an  option  for  companies  to  use  a  qualitative  approach  to  test  indefinite-lived  intangible assets  for  impairment  if  certain  conditions  are  met.  The  amendments  are  effective  for  annual  and  interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15,

2012.  We  adopted  the  amended  accounting  guidance  during  the  third  quarter  of  2012  and  there  was  no material impact on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  March 31, 2013, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,332,445 at December 31, 2012 which had increased to $7,346,292 at March 31,

2013. We recorded a net loss of $13,847 for the three month period ended March 31, 2013 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition.

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

  the level of consumer demand for oil and natural gas;
  the domestic and foreign supply of oil and natural gas;

  the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
  the price of foreign oil and natural gas;
  domestic governmental regulations and taxes;
  the price and availability of alternative fuel sources;
  weather conditions;

  market uncertainty;
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

May 17, 2013

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

Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18

U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (attached).

99.1 *

Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-

Q filed on November 14, 2008).

99.2*

Reserve report from Sure Engineering, LLC (incorporated by reference to the Form 10-K filed on April 15, 2013).

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