Form 10-Q
period 2013-06-30
ALLIED RESOURCES INC
filed 2013-08-16
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2013.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at August 14, 2013, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

June 30, 2013 (Unaudited)  and December 31, 2012 (audited)

Unaudited Condensed Statements of Operations for the

5

three and six month periods ended June 30, 2013 and June 30, 2012

Unaudited Condensed Statements of Cash Flows for the

6

six month periods ended June 30, 2013 and June 30, 2012

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

June 30,

December 31,

2013

2012

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,265,380

1,323,032

Accounts receivable

110,947

62,096

Total current assets

1,376,327

1,385,128

Oil and gas properties (proven), net (successful efforts method)

695,367

718,627

Deposits

704,701

704,701

Total assets

$

2,776,395

2,808,456

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

34,408

35,149

Total current liabilities

34,408

35,149

Asset retirement obligation

207,979

202,956

Total liabilities

242,387

238,105

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,897,143

Accumulated deficit

(7,388,103)

(7,332,445)

Total stockholders' equity

2,534,008

2,570,351

Total liabilities and stockholders' equity

$

2,776,395

2,808,456

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Six Months Ended

June 30,

June 30,

2013

2012

2013

2012

Oil and gas revenues

$

112,799

169,142

250,779

289,850

Operating expenses:

Production costs

80,333

87,018

155,295

162,670

Depletion and amortization

10,931

24,601

23,260

49,091

General and administrative expenses

64,683

57,198

130,004

129,645

155,947

168,817

308,559

341,406

Income (loss) from operations

(43,148)

325

(57,780)

(51,556)

Interest income

1,337

1,727

2,122

2,565

Income (loss) before provision for

income taxes

(41,811)

2,052

(55,658)

(48,991)

Provision for income taxes - deferred

-

-

-

-

Net income (loss)

$

(41,811)

2,052

(55,658)

(48,991)

Income (loss) per common share -

basic and diluted

$

(0.01)

-

(0.01)

(0.01)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

2013

2012

Cash flows from operating activities:

Net loss

$

(55,658)

(48,991)

Adjustments to reconcile net loss to net cash

provided by (used in) operating activities:

Depletion and amortization

23,260

49,091

Stock option compensation expense

19,315

19,316

Accretion expense

5,023

2,790

(Increase) decrease in accounts receivable

(48,851)

14,741

Increase (decrease) in accounts payable

(741)

20,503

Net cash provided by (used in) operating activities

(57,652)

57,450

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

(57,652)

57,450

Cash, beginning of period

1,323,032

1,295,901

Cash, end of period

$

1,265,380

1,353,351

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

Note 3 – Subsequent Events

The Company evaluated its June 30, 2013, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2013 and June

30, 2012.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development,

production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West

Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

General

Allied intends to utilize available cash to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve net production growth while expanding reserves with improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is constantly under consideration. Allied also intends to increase the number of non-operated properties in its portfolio and continues to explore opportunities for acquiring oil or gas producing properties that it can operate.

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

Results of Operations

During the period from January 1, 2013 through June 30, 2013, Allied was engaged in evaluating acquisition opportunities at several different locations in the State of Texas, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators.

While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the fiscal period ended June 30, 2013, Allied realized a net loss due primarily to a decrease in revenues as oil and gas production fell over that six month period. Allied believes that the immediate key to its ability to maintain profitability is that oil and gas prices rise and production increases. Meanwhile,

general and administrative expenses and production costs are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise,

production increase and expenses remain relatively consistent, Allied believes that it will be able to realize net profits in future periods.

SIX MONTHS ENDED JUNE 30

2013

2012

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

5

11

(6)

-55%

Natural gas (mcf/day)

177

301

(124)

-41%

Barrels of oil equivalent (boe/day)

35

61

(27)

-44%

PROFITABILITY

Petroleum and natural gas revenue

$

250,779     $

289,850

(39,071)

-13%

Net Revenue

250,779

289,850

(39,071)

-13%

Production and operating costs

155,295

162,670

(7,375)

-5%

Field netback

95,484

127,180

(31,696)

-25%

G&A

130,004

129,645

359

0%

Net cash flow from operations

(34,521)

(2,465)

(32,055)

-1,300%

Depletion, depreciation and other charges

23,260

49,090

(25,830)

-53%

Future income taxes

-

-

-

0%

Net loss from operations

$

(57,780)     $

(51,555)

(6,225)

-12%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

40.16

26.04

14.12

54%

Production and operating costs

24.87

14.61

10.26

70%

Field netback ($/boe)

15.29

11.42

3.87

34%

Net loss ($/boe)

(9.25)

(4.63)

(4.62)

-100%

Cash flow from operations ($/boe)

(5.53)

(0.22)

(5.31)

-2,397%

Revenue

Revenue for the three month period ended June 30, 2013 decreased to $112,799 from $169,142 for the comparable period ended June 30, 2012, a decrease of 33%. Revenue for the six month period ended June

30, 2013 decreased to $250,779 from $289,850 for the comparable period ended June 30, 2012, a decrease of 13%. The decrease in revenue over the comparable three and six month periods can be attributed to a decrease in oil and natural gas production.  Allied believes that revenue will continue to decrease over near term future periods as the productivity of remaining oil and gas assets dwindles.

Management continues to seek out revenue producing oil and gas assets for acquisition in an effort to address the depletion of existing assets and increase revenue.

Net Losses/Income

Net losses for the three month period ended June 30, 2013 increased to $41,811 as compared to net income of $2,052 for the three month period ended June 30, 2012. Net losses for the six month period ended June 30, 2013 increased to $55,658 as compared to $48,991 for the six month period ended June

30, 2012, an increase of 14%. The transition to net losses over the comparable three and six month periods can be attributed to the decrease in oil and gas revenues in the current three and six month periods. Allied expects to return to net income in future periods as revenues are expected to increase with higher pricing for natural gas products, and increased productivity in the field while operating expenses are expected to remain relatively consistent.

Operating Expenses

General and administrative expenses for the three month period ended June 30, 2013 increased to $64,683 from $57,198 for the comparable three month period ended June 30, 2012, an increase of 13%. General and administrative expenses for the six month period ended June 30, 2013 increased to $130,004 from

$129,645 for the comparable six month period. General administrative expenses over the comparable three month and six month periods are relatively consistent as apparent when examining the comparative six month periods. Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended June 30, 2013, and June 30, 2012 were $10,931 and $24,601 respectively, a decrease of 56%. Depletion expenses for the six month periods ended June

30, 2013 and June 30, 2012 were $23,260 and $49,091 respectively, a decrease of 53%. Depletion expenses are expected to continue to decrease in relation to the aging of oil and gas assets.

Production costs for the three month periods ended June 30, 2013, and June 30, 2012 were $80,333 and

$87,018 respectively, a decrease of 8%. Production costs for the six month periods ended June 30, 2013 and June 30, 2012 were $155,295 and $162,670 respectively, a decrease of 5%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the comparable three and six month periods can be attributed to the decrease in production quantities of oil and gas products. Allied expects that production costs will continue to fluctuate over future periods as existing wells age and require more vigorous maintenance while production quantities decrease.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended June 30, 2013 or 2012.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,341,919 as of June 30, 2013 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of June, 2013 were $1,376,327 which consisted of $1,265,380 in cash and $110,947 in accounts receivable. Total assets were $2,776,395 which consisted of current assets, proven oil and gas properties of $695,367 and deposits of $704,701.

Current liabilities as of June 30, 2013 were $34,408 which consisted of accounts payable. Total liabilities were $242,387 which consisted of current liabilities and an asset retirement obligation of $207,979.

Stockholders’ equity as of June 30, 2013 was $2,534,008.

Net cash used in operating activities for the six month period ended June 30, 2013 was $57,652 as compared to net cash provided by operating activities of $57,450 for the six month period ended June 30,

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

Cash flow used in investing activities for the six month periods ended June 30, 2013 and June 30, 2012 was zero. Allied expects to use cash flow in investing activities over future periods as the it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment on completion.

Cash flow from financing activities for the six month periods ended June 30, 2013 and June 30, 2012 was zero. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2013, 600,000 options have been granted of which 600,000 had vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at June 30, 2013.

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

Off Balance Sheet Arrangements

As of June 30, 2013, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

▪     our anticipated financial performance and business plan;

▪     uncertainties related to production volumes of oil and gas;

▪     the sufficiency of existing capital resources;

▪     uncertainties related to future oil and gas prices;

▪     uncertainties related the quantity of our reserves of oil and gas;

▪     the volatility of the stock market and;

▪     general economic conditions.

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

Accounting for Oil and Gas Property Costs

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

Estimates of Proved Oil and Gas Reserves

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

Estimates of Asset Retirement Obligations

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  June 30, 2013, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,332,445 at December 31, 2012 which had increased to $7,388,103 at June 30,

2013. We recorded a net loss of $55,658 for the six month period ended June 30, 2013 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

▪     the level of consumer demand for oil and natural gas;

▪     the domestic and foreign supply of oil and natural gas;

▪     the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

▪     the price of foreign oil and natural gas;

▪     domestic governmental regulations and taxes;

▪     the price and availability of alternative fuel sources;

▪     weather conditions;

▪     market uncertainty;

▪     political conditions or hostilities in energy producing regions, including the Middle East; and

▪     worldwide economic conditions.

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

MINE SAFETY DISCLOSURE

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

August 14, 2013

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