Form 10-Q
period 2013-09-30
ALLIED RESOURCES INC
filed 2013-11-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2013.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at November 14, 2013, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

September 30, 2013 (Unaudited)  and December 31, 2012 (audited)

Unaudited Condensed Statements of Operations for the

5

three and nine month periods ended September 30, 2013 and September 30, 2012

Unaudited Condensed Statements of Cash Flows for the

6

nine month periods ended September 30, 2013 and September 30, 2012

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

September 30,

December 31,

2013

2012

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,360,823

1,323,032

Accounts receivable

86,779

62,096

Total current assets

1,447,602

1,385,128

Oil and gas properties (proven), net (successful

efforts method)

668,686

718,627

Deposits

704,701

704,701

Total assets

$

2,820,989

2,808,456

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

19,485

35,149

Total current liabilities

19,485

35,149

Asset retirement obligation

210,490

202,956

Total liabilities

229,975

238,105

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,897,143

Accumulated deficit

(7,331,097)

(7,332,445)

Total stockholders' equity

2,591,014

2,570,351

Total liabilities and stockholders' equity

$

2,820,989

2,808,456

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Nine Months Ended

September 30,

September 30

2013

2012

2013

2012

Oil and gas revenues

$

231,715

144,582

482,494

434,432

Operating expenses:

Production costs

99,981

89,142

255,276

251,812

Depletion and amortization

26,681

27,226

49,941

76,317

General and administrative expenses

48,667

51,275

178,671

180,920

175,329

167,643

483,888

509,049

Income (loss) from operations

56,386

(23,061)

(1,394)

(74,617)

Interest income

620

1,014

2,742

3,579

Income (loss) before provision for

income taxes

57,006

(22,047)

1,348

(71,038)

Provision for income taxes - deferred

-

-

-

-

Net income (loss)

$

57,006

(22,047)

1,348

(71,038)

Income (loss) per common share:

Basic

$

0.01

-

-

(0.01)

Diluted

$

0.01

-

-

(0.01)

Weighted average common shares:

Basic

5,653,000

5,653,000

5,653,000

5,653,000

Diluted

5,664,000

5,653,000

5,669,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

2013

2012

Cash flows from operating activities:

Net income (loss)

$

1,348

(71,038)

Adjustments to reconcile net income (loss) to

net cash provided by operating activities:

Depletion and amortization

49,941

76,317

Stock option compensation expense

19,315

28,973

Accretion expense

7,534

5,182

(Increase) decrease in accounts receivable

(24,683)

6,989

Increase (decrease) in accounts payable

(15,664)

3,344

Net cash provided by operating activities

37,791

49,767

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase in cash

37,791

49,767

Cash, beginning of period

1,323,032

1,295,901

Cash, end of period

$

1,360,823

1,345,668

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied’s Form 10-K for the year ended December 31, 2012, filed with the Securities and

Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2013.

Note 2 – Additional Footnotes Included By Reference

There has been no material change in the information disclosed in the notes to the financial statements included in Allied’s Form 10-K for the year ended December 31, 2012, filed with the Securities and

Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

Allied evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued. Allied is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2013 and

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

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on the level of oil and natural gas prices and the quantity of its production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will decline, which will lead to a decrease in revenue.

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

Results of Operations

During the period from January 1, 2013 through September 30, 2013, Allied was engaged in evaluating acquisition opportunities at several different locations in the State of Texas, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators.

While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the three and nine month periods ended September 30, 2013, Allied realized net income due primarily to an increase in revenues over the current nine month period. Allied believes that the immediate key to its ability to maintain profitability is that oil and gas prices rise and production increases. Meanwhile,

general and administrative expenses and production costs are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should oil and gas prices rise,

production increase and expenses remain relatively consistent, Allied believes that it will be able to maintain net profits in future periods.

NINE MONTHS ENDED SEPTEMBER 30

2013

2012

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

7

10

(3)

-30%

Natural gas (mcf/day)

257

293

(36)

-12%

Barrels of oil equivalent (boe/day)

50

59

(9)

-15%

PROFITABILITY

Petroleum and natural gas revenue

$

482,494     $

434,432

48,062

11%

Net Revenue

482,494

434,432

48,062

11%

Production and operating costs

255,276

251,812

3,464

1%

Field netback

227,218

182,620

44,598

24%

G&A

178,671

180,290

(2,249)

-1%

Net cash flow from operations

48,547

1,700

46,847

2,756%

Depletion, depreciation and other charges

49,941

76,317

(26,376)

-35%

Future income taxes

-

-

-

0%

Net loss from operations

$

(1,394)     $

(74,617)

73,223

98%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

35.47

26.95

8.52

32%

Production and operating costs

18.76

15.62

3.14

20%

Field netback ($/boe)

16.70

11.33

5.37

47%

Net loss ($/boe)

(0.10)

(4.63)

  4.53

98%

Cash flow from operations ($/boe)

3.57

0.11

3.46

3,284%

Revenue

Revenue for the three month period ended September 30, 2013 increased to $231,715 from $144,582 for the comparable period ended September 30, 2012, an increase of 60%. Revenue for the nine month period ended September 30, 2013 increased to $482,494 from $434,432 for the comparable period ended

September 30, 2012, an increase of 11%. The increase in revenue over the comparable three and nine month periods can be attributed to an increase in prices paid for oil and natural gas production.  Allied believes that revenue will remain volatile over near term future periods as the productivity of remaining oil and gas assets dwindles and energy prices are historically uncertain. Management continues to seek out revenue producing oil and gas assets for acquisition in an effort to address the depletion of existing assets and to increase revenue.

Net Income/Losses

Net income for the three month period ended September 30, 2013 increased to $57,006 as compared to a net loss of $22,047 for the three month period ended September 30, 2012. Net income for the nine month period ended September 30, 2013 increased to $1,348 as compared to a net loss of $71,038 for the nine month period ended September 30, 2012. The transition to net income over the comparable three and nine month periods can be attributed to the increase in oil and gas revenues in the current three and nine month periods. Allied expects to maintain net income in future periods as revenues are expected to increase with anticipated higher pricing for natural gas products, and consistent productivity in the field from operating efficiencies while production expenses are expected to remain relatively consistent.

Operating Expenses

General and administrative expenses for the three month period ended September 30, 2013 decreased to

$48,667 from $51,275 for the comparable three month period ended September 30, 2012, a decrease of

5%. General and administrative expenses for the nine month period ended September 30, 2013 decreased to $178,671 from $180,920 for the comparable nine month period, a decrease of 1%. General administrative expenses over the comparable three month and nine month periods remain relatively consistent. Allied expects that general and administrative expenses will continue to be relatively consistent in future periods.

Depletion expenses for the three month periods ended September 30, 2013, and September 30, 2012 were

$26,681 and $27,226 respectively, a decrease of 2%. Depletion expenses for the nine month periods ended September 30, 2013 and September 30, 2012 were $49,941 and $76,317 respectively, a decrease of

35%. Depletion expenses are expected to continue to decrease in relation to the aging of oil and gas assets.

Production costs for the three month periods ended September 30, 2013, and September 30, 2012 were

$99,981 and $89,142 respectively, an increase of 12%. Production costs for the nine month periods ended

September 30, 2013 and September 30, 2012 were $255,276 and $251,812 respectively, an increase of

1%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the comparable three and nine month periods can be attributed to the costs associated with extracting oil and gas products from aging wells. Allied expects that production costs will continue to increase over future periods as existing wells continue to age and require more vigorous maintenance while production quantities decrease.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended September 30,

2013 or 2012.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,428,117 as of September 30, 2013, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of September 30, 2013, were $1,447,602 which consisted of $1,360,823 in cash and

$86,779 in accounts receivable. Total assets were $2,820,989 which consisted of current assets, proven oil and gas properties of $668,686 and deposits of $704,701.

Current liabilities as of September 30, 2013, were $19,485 which consisted of accounts payable. Total liabilities were $229,975 which consisted of current liabilities and a non-cash asset retirement obligation of $210,490.

Stockholders’ equity as of September 30, 2013 was $2,591,014.

Net cash provided by operating activities for the nine month period ended September 30, 2013 was

$37,791 as compared to net cash provided by operating activities of $49,767 for the nine month period ended September 30, 2012. Net cash provided operating activities in the current period can be attributed to net income offset by a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, stock option expense and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash provided by operations, include accounts receivable and accounts payable. Allied expects to maintain cash flow provided by operations in future periods as the consequence of net income.

Cash flow used in investing activities for the nine month periods ended September 30, 2013 and

September 30, 2012 was zero. Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and consider additional acquisitions which activities will require investment.

Cash flow from financing activities for the nine month periods ended September 30, 2013 and September

30, 2012 was zero. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2013, 600,000 options have been granted of which

600,000 have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at September 30, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2013, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs

Allied (i) follows the successful efforts method of accounting for the costs of its oil and gas properties,

(ii) amortizes such costs using the units of production method and (iii) evaluates its proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-

downs in the carrying value of oil and gas properties as well as non-cash charges to operations that would not affect cash flows.

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

The preparation of financial statements requires Allied’s management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature,

these judgments are subject to an inherent degree of uncertainty. On an on-going basis, Allied evaluates its estimates based on historical experience and other facts and circumstances that are believed to be reasonable. The results of these evaluations form the basis for making judgments about the carrying value of assets and liabilities.  Our actual results may differ from these estimates under different assumptions or conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  September 30, 2013, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,332,445 at December 31, 2012 which had decreased to $7,331,097 at

September 30, 2013. Although we recorded net income of $1,348 for the nine month period ended

September 30, 2013, historically we have operated with net losses and may return to net losses in future periods. Our expectation of profitability depends on energy prices and production results from exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

November 14, 2013

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