Form 10-K
period 2013-12-31
ALLIED RESOURCES INC
filed 2014-03-31
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

___ to

.

Commission file number: 000-31390

ALLIED RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

98-0187744

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (3,573,011  shares)  was  approximately  $1,071,903  based  on  the  average  closing  bid  and  ask  prices  ($0.30)  for  the common stock on March 31, 2014.

At March 31, 2014, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 5,653,011.

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

▪     relatively inexpensive drilling and completion operations, and

▪     the absence of poisonous gas often associated with oil and gas production.

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

12.75

Marquee Corporation

Texas Operators

Each of our Texas acquisitions has a different operator. A brief description of the operators is as follows:

▪     Hankey Oil Company of Houston, Texas, was founded in 1981. Since inception they focused their efforts on the Texas Gulf Coast. Hankey utilizes a 3D geophysical workstation technology to develop their drilling prospects.

▪     Magnum Producing, LP of Corpus Christi, Texas, has been operating along South Texas and the Gulf

Coast since the mid-1980s. Magnum has 15 employees and operates approximately 150 wells.

▪     Marquee Corporation of Houston, Texas, became involved in the oil and gas business in 1981.

Marquee has 4 full-time employees operating approximately 100 wells. Zinn Petroleum Co. is the operating arm of the company.

▪     Marshall & Winston, Inc. of Midland, Texas, began as a royalty company in 1928. Marshall currently operates approximately 100 wells in and around the Midland area, and has 14 employees.

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

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate produced on average

237 STBO and 8,320 MCFG per month in 2013.

Exploration, Development and Operations

Allied intends to continue to purchase non-operated oil and gas producing properties, acquire oil and gas leases that it will operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The recent increase in prices for oil has decreased the number of opportunities available to us due to our relatively limited cash position and the relatively low price paid for natural gas continues to sway us away from prospective natural gas activity. We do however continue to seek out prospective oil producing properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into a volatile market.

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

▪     the payment of cash bonuses at the time of acquisition of leases,

▪     delay rentals,

▪     location damage supplement payments, and

▪     stipulations requiring exploration and production commitments by the lessee.

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

▪     the extent of domestic production and imports of oil and gas,

▪     proximity and capacity of pipelines,

▪     the effect of federal and state regulation of oil and gas sales, and

▪     environmental restrictions on exploration and usage of oil and gas prospects that will become even more intense in the future.

Competition in West Virginia

Allied competes against over 500 independent companies in West Virginia, many with greater financial resources than those available to us. Operators such as Exxon, Shell Oil, Conoco-Phillips and others considered major players in the oil and gas industry no longer operate any significant interests in West

Virginia. However, West Virginia hosts approximately 40 significant independent operators including

NiSource, Equitable, Energy Corporation of America, Cabot Oil and Gas, and Dominion Appalachian with over 450 smaller operations with no single producer dominating the area.

Competition in Texas

Allied competes against thousands of independent companies and several majors in Texas, many with greater financial resources than those available to us. Major companies include Occidental Permian, Kinder

Morgan, Apache, Chevron, Conoco-Phillips, and BP America who operate across Texas. While major companies do not dominate the areas in which we have interests, several of the counties do have significant producers.

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

(fixed contract price) to $5.00 per MCF during the year ended 2013. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate has fixed contracts with

Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $80.97 per bbl to $104.72 per bbl during the year ended

December 31, 2013.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude

Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2013 ranged from $91.66 per bbl to $107.11 per bbl over the period.

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

$2.64 per MCF and $5.06 per MCF in 2013.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards,

and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2014.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2013, and are expected to continue to be significant in 2014:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”).

Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. Our independent operators maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters where applicable. As of December 31, 2013, we know of no investigative or remedial work required of our independent operators by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,345,867 at December 31, 2013. Over the twelve month period ended December

31, 2013 we recorded a net loss of $13,422 from operations and could continue to realize net losses due to lower natural gas prices, the constant depletion of oil and gas resources, extraordinary production expenses and the vagaries of price volatility.  Future profitability will depend on our ability to increase production through exploration, development or acquisition. Allied’s success in returning to profitability can in no way be assured.

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

▪     weather conditions;

▪     market uncertainty;

▪     political conditions or hostilities in energy producing regions; and

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

Goliad, Edwards and Jackson Counties, Texas

Allied currently realizes production in Texas from a total of 10 oil and gas wells with working interests ranging from 3.73% to 21% and net revenue interests varying from 2.68% to 12.75%, after deduction of royalties, on four leases.

Annual Oil and Gas Production – West Virginia &Texas

2013

2012

2011

Natural Gas

99,844 MCF

105,923 MCF

101,147 MCF

Oil

2,839 STB

3,061 STB

2,229 STB

Average production costs (VW)*

$2.55/MCFE

$2.22 /MCFE

$2.46 / MCFE

Average production costs (TX)*

$1.81/MCFE

$2.78 /MCFE

$2.55 / MCFE

* includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of December 31, 2013. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 10 gross wells and 0.83 net wells in Texas as of December 31, 2013. The wells are located on

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2013 and 2012 by Sure

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

Dr. H. I. Bilgesu, who works as a consulting engineer for Sure Engineering, LLC has over 16 years experience in oil and gas property evaluation.  Dr. Bilgesu obtained a B.Sc. in Petroleum Engineering from

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

Oil reserves show a decrease of 1,123 BO from that reported as of December 31, 2012 and natural gas reserves show an increase of 412,085 MCF over that reported as of December 31, 2012.  The reason for the decrease in oil reserves can be attributed to production and depletion of the Texas oil wells, and the increase in natural gas reserves is probably due to the lower operating costs that have extended the producing lives of marginal gas wells in West Virginia due to limited oil production associated with workover operations.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2013 and 2012.

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

Proved Developed Reserves

Years Ended December 31,

2013

2012

Oil (bbls)

Gas (mcf)

Oil (bbls)

Gas (mcf)

Proved developed and undeveloped reserves:

Beginning of year

27,557      1,017,803

23,931

829,179

Revision in previous estimates

1,716

520,929

6,687

294,547

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(2,839)

(99,844)

(3,061)

(105,923)

Sales in place

_____-

______-

-

-

End of year

26,434      1,438,888

27,557

1,017,803

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

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the

Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2013 and 2012 are as follows:

Trading Market

Year

Quarter Ending

High

Low

2013

December 31

$0.40

$0.26

September 30

$0.40

$0.32

June 30

$0.40

$0.25

March 31

$0.45

$0.32

2012

December 31

$0.45

$0.20

September 30

$0.20

$0.20

June 30

$0.38

$0.20

March 31

$0.50

$0.35

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2013, there were 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2013, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 600,000 options to purchase shares of our common stock at year end December 31, 2013.

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

Results of Operations

During the period from January 1, 2013 through December 31, 2013, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does negatively impact its own ability to realize a net profit.

For the fiscal year ended December 31, 2013, Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil prices maintain current pricing and that gas prices continue to recover from what has been a steep decline. Meanwhile, general and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should we be able to procure additional revenue producing oil properties and gas prices rise, Allied believes that it can return to operating with a net profit in future periods.

%

Twelve Months Ended December 31

2013

2012

Change

Change

Average Daily Production

Oil (bbls/day)

8

8

-

0%

Natural gas (mcf/day)

274

289

(15)

-5%

Barrels of oil equivalent (boe/day)

54

56

(2)

-4%

Profitability

Petroleum and natural gas revenue

$

612,759     $

521,271    $

91,488

18%

Net Revenue

612,759

521,271

91,488

18%

Production and operating costs

356,304

341,250

15,054

4%

Field netback

256,455

180,021

76,434

42%

G&A

220,121

234,884

(14,763)

-6%

Net cash flow from operations

36,334

(54,863)

91,197

166%

Depletion, depreciation and other charges

53,067

82,117

(29,050)

-35%

Future income taxes

-

-

-

0%

Net earnings from operations

$

(16,733)    $

(136,980)    $

120,247

88%

Profitability per boe

Oil and gas revenue (average selling price)

31.28

25.36

5.92

23%

Production and operating costs

18.19

16.60

1.59

10%

Field netback ($/boe)

$

13.09    $

8.76    $

4.33

50%

Net earnings ($/boe)

$

(0.85)    $

(6.66)    $

5.81

87%

Cash flow from operations ($/boe)

$

1.85    $

(2.67)    $

4.52

170%

Gross Revenue

Gross revenue for the year ended December 31, 2013 increased to $612,759 from $521,271 for the year ended December 31, 2012, an increase of 18%. The increase in gross revenue in the current period can be attributed to the increase in oil and natural gas prices over the comparative periods despite the decline in oil and gas production.

Gross daily production of oil for the year ended December 31, 2013 remained consistent at 8 bbls with the year ended December 31, 2012. Gross daily production of gas for the year ended December 31, 2013 decreased to 274 MCF from 289 MCF for the year ended December 31, 2012, a decrease of 5%. Average oil and natural gas prices realized increased on a daily basis to $31.28 per BOE over the year ended

December 31, 2013, from $25.36 per BOE on a daily basis over the year ended December 31, 2012, an increase of 23%.

Allied anticipates, based on existing properties, that gross revenue will continue to increase as natural gas prices continue an upward trend.

Net Loss

Net loss after provision for income taxes for the year ended December 31, 2013 was $13,422 as compared to net losses after provision for income taxes of $127,674 for the year ended December 31, 2012. The decrease in net loss in the current period can be primarily attributed to the increase in gross revenues. Allied expects to transition to net profit on the procurement of additional oil producing properties and comparatively higher prices for natural gas products.

Operating Expenses

Production costs for the year ended December 31, 2013 and December 31, 2012 were $356,304 and

$341,250, an increase of 4%. Production costs include the cost of maintaining the wells, severance taxes,

miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the current period can be attributed to the higher costs associated with maintaining existing wells. Allied expects that production costs will continue to increase as the cost of production increases from aging wells.

General and administrative expenses for the year ended December 31, 2013 decreased to $220,121 from

$234,884 for the year ended December 31, 2012, a decrease of 6%. The decrease in general and administrative costs can be attributed to operating efficiencies. Allied anticipates that general and administrative expenses will continue to be relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2013 and December 31, 2012 were $53,067 and

$82,117 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Income Tax Expense

As of December 31, 2013, Allied has a net operating loss (NOL) carry forwards of approximately

$2,155,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2013, a valuation allowance was recorded against this net operating loss carried forward.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,418,984 as of December 31, 2013 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2013 were $1,431,841 which consisted of $1,390,041 in cash and

$41,800 in accounts receivable. Total assets were $2,802,102 which consisted of current assets, proven oil and gas properties and an escrow deposit. Total current liabilities were $12,857 which consisted of accounts payable. Total liabilities were $225,858 which consisted of current liabilities, and an asset retirement obligation of $213,001. Total stockholders’ equity as of December 31, 2013 was $2,576,244.

Net cash provided by operations for the year ended December 31, 2013 was $67,009 as compared to net cash provided by operations of $27,131 for the year ended December 31, 2012. Net cash provided by operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, stock option expense, and accretion expense.  Balance sheet accounts that actually affect cash, but are not income statement related items, that are added or deducted to arrive at net cash provided by operations, include accounts receivable and accounts payable.

Allied expects net cash to continue to be provided by operations in future periods as revenues are expected to increase.

Net cash used in investing activities for the years ended December 31, 2013 and December 31, 2012 was zero. Allied expects to use net cash flow in investing activities over future periods as it identifies exploration opportunities and considers additional acquisitions.

Net cash from financing activities for the years ended December 31, 2013 and December 31, 2012 was zero.

Allied does not expect net cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied has no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2013, 600,000 options have been granted of which all have vested.

Allied has entered into an agreement with its chief executive officer that provides for a five year term,

effective July 1, 2013, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2013, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

▪     our ability to raise additional capital to fund cash requirements for future operations;

▪     uncertainties related the quantity of our reserves of oil and gas

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2013  and  2012  in  addition  to  our supplementary schedules are attached hereto as F-1 through F-20.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Stockholders’ Equity

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

Supplementary Schedules on Oil and Gas Operations

F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. (the Company) as of

December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS LLC

JONES SIMKINS LLC

Logan, Utah

March 31, 2014

ALLIED RESOURCES, INC.

BALANCE SHEETS

December 31, 2013 and 2012

ASSETS

2013

2012

Current assets:

Cash

$

1,390,041

1,323,032

Accounts receivable

41,800

62,096

Total current assets

1,431,841

1,385,128

Oil and gas properties (proven), net (successful

efforts method)

665,560

718,627

Deposits

704,701

704,701

Total assets

$

2,802,102

2,808,456

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

12,857

35,149

Total current liabilities

12,857

35,149

Asset retirement obligation

213,001

202,956

Total liabilities

225,858

238,105

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,897,143

Accumulated deficit

(7,345,867)

(7,332,445)

Total stockholders' equity

2,576,244

2,570,351

Total liabilities and stockholders' equity

$

2,802,102

2,808,456

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and 2012

2013

2012

Oil and gas revenues

$

612,759

521,271

Operating expenses:

Production costs

356,304

341,250

Depletion and amortization

53,067

82,117

General and administrative expenses

220,121

234,884

629,492

658,251

Loss from operations

(16,733)

(136,980)

Interest income

3,311

9,306

Loss before provision for income taxes

(13,422)

(127,674)

Provision for income taxes - deferred

-

-

Net loss

$

(13,422)

(127,674)

Loss per common share - basic and diluted

$

-

(0.02)

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2013 and 2012

Additional

Total

Common Stock

Paid-In

Accumulated

Stockholders'

Shares

Amount

Capital

Deficit

Equity

Balance at January 1, 2012

5,653,011    $

5,653    $      9,858,512    $

(7,204,771)    $

2,659,394

Stock option compensation

expense

-

-

38,631

-

38,631

Net loss

-

-

-

(127,674)

(127,674)

Balance at December 31, 2012

5,653,011

5,653

9,897,143

(7,332,445)

2,570,351

Stock option compensation

expense

-

-

19,315

-

19,315

Net loss

-

-

-

(13,422)

(13,422)

Balance at December 31, 2013

5,653,011    $

5,653    $      9,916,458    $

(7,345,867)    $

2,576,244

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012

2013

2012

Cash flows from operating activities:

Net loss

$

(13,422)

(127,674)

Adjustments to reconcile net loss to net

cash provided by operating activities:

Depletion and amortization

53,067

82,117

Stock option compensation expense

19,315

38,631

Accretion expense

10,045

7,574

Decrease in:

Accounts receivable

20,296

10,560

Increase (decrease) in:

Accounts payable

(22,292)

15,923

Net cash provided by operating activities

67,009

27,131

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase in cash

67,009

27,131

Cash, beginning of year

1,323,032

1,295,901

Cash, end of year

$

1,390,041

1,323,032

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

Stock-Based Compensation

At December 31, 2013, the Company has a stock option plan, which is described more fully in Note 8. The

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

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

2013

2012

Proved oil and gas properties and related equipment

$

8,513,291

8,513,291

Asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Accumulated depreciation, depletion, amortization

and valuation allowances

(7,941,230)

(7,888,163)

$

665,560

718,627

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells.

Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2013 and 2012 amounts on deposit were approximately $705,000 and

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

December 31, 2013 and 2012

Note 4 – Asset Retirement Obligation (continued)

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

2013

2012

Balance at beginning of year

$

202,956

195,382

Accretion expense

10,045

7,574

Balance at end of year

$

213,001

202,956

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

2013

2012

Federal income tax benefit at statutory rate

$

(2,000)

(43,000)

State income tax benefit, net of federal tax benefit

(1,000)

(5,000)

Expiration of net operating loss carry-forward

5,000

-

Change in valuation allowance

(3,000)

41,000

Other

1,000

7,000

$

-

-

Deferred tax assets (liabilities) are comprised of the following:

2013

2012

Net operating loss carry-forwards

$

732,000

757,000

Asset retirement obligation

62,000

56,000

Depletion and amortization

120,000

111,000

Stock compensation expense

66,000

59,000

980,000

983,000

Less valuation allowance

(980,000)

(983,000)

$

-

-

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5 – Income Taxes (continued)

As  of  December  31,  2013,  the  Company  had  net  operating  loss  (NOL)  carryforwards  of  approximately

$2,155,000.  If  substantial  changes  in  the  Company’s  ownership  should  occur  there  would  be  an  annual limitation  of  the  amount  of  NOL  carryforwards  which  could  be  utilized.  Also,  the  ultimate  realization  of these  carryforwards  is  due, in  part,  on the tax law in effect  at the time  and  future events,  which  cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year

Year of

Generated

Amount

Expiration

1998

80,000

2018

1999

1,980,000

2019

2001

4,000

2021

2002

78,000

2022

2011

12,000

2031

2012

1,000

2032

$

2,155,000

The Company is no longer subject to examination by federal and state taxing authorities for years prior to

2010.

Note 6 – Related Party Transactions

The  Company  leases  office  space  on  a  month-to-month  basis  from  the  CEO  of  the  Company.  The  lease requires  monthly  payments  of  $1,000.  The  Company  incurred  rent  expense  of  approximately  $12,000 during  the  years  ended  December  31,  2013  and  2012.  At  December  31,  2013  and  2012,  $1,000  was

included in accounts payable for rent.

The Company has a consulting agreement with its CEO to provide management services. The agreement requires monthly payments of $10,000. The Company incurred management and consulting fees of approximately $120,000 during the years ended December 31, 2013 and 2012. At December 31, 2013 and

2012, $10,000 was included in accounts payable for management services.

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest or income taxes during the years ended December 31, 2013 and 2012.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 8 – Stock Options

The Company has a stock option plan (the Plan) which allows for the issuance of the Company’s common stock or the grant of options to acquire the Company’s common stock from time to time to employees,

directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

At December 31, 2013 and 2012, the Company had 600,000 options outstanding at an exercise price of

$0.35. During the years ended December 31, 2013 and 2012, the Company did not have any changes in the number of outstanding options.

Note 9 – Stock Based Compensation

The  following  table  summarizes  information  about  common  stock  options  outstanding  at  December  31,

2013:

Outstanding

Exercisable

Weighted

Average

Weighted

Weighted

Remaining

Average

Average

Exercise

Number

Contractual

Exercise

Number

Exercise

Price

Outstanding

Life (Years)

Price

Exercisable

Price

$  0.35

600,000

5.0

$  0.35

600,000

$  0.35

Note 10 – Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2013 and 2012 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheet. Carrying value approximates fair value due to the short maturity of the instruments identified as current assets and liabilities. The Company’s financial instruments are held for non-trading purposes.

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

December 31, 2013 and 2012

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

Note 13 – Subsequent Events

The Company evaluated its December 31, 2013, financial statements for subsequent events through the date the  financial statements  were issued. The Company is  not  aware of  any subsequent  events which would require recognition or disclosure in the financial statements.

Note 14 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2013 and 2012

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,

2013

2012

Proved oil and gas properties and related equipment

$

8,513,291

8,513,291

Unproved oil and gas properties

-

Asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Accumulated depreciation, depletion, amortization

and valuation allowances

(7,941,230)

(7,888,163)

$

665,560

718,627

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,

2013

2012

Acquisition of properties:

Proved

$

-

-

Unproved

$

-

-

Exploration costs

$

-

-

Development costs

$

-

-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2013 and 2012

Results of Operations for Producing Activities

Years Ended

December 31,

2013

2012

Oil and gas revenues

$

612,759

521,271

Production costs net of reimbursements

(359,304)

(341,250)

Exploration costs

-

-

Depreciation, depletion, amortization, and valuation provisions

(53,067)

(82,117)

Net income before income taxes

203,388

97,904

Income tax expense

69,000

33,000

Results of operations from producing activities (excluding

corporate overhead and interest costs)

$

134,388

64,904

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2013 and 2012

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

2013

2012

Oil

Gas

Oil

Gas

(bbls)

(mcf)

(bbls)

(mcf)

Proved developed and undeveloped reserves:

Beginning of year

27,557

1,017,803

23,931

829,179

Revision in previous estimates

1,716

520,929

6,687

294,547

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(2,839)

(99,844)

(3,061)

(105,923)

Sales in place

-

-

-

-

End of year

26,434

1,438,888

27,557

1,017,803

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2013 and 2012

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

and Gas Reserves (Unaudited)

Years Ended

December 31,

2013

2012

Future cash inflows

$

7,277,000

5,293,000

Future production and development costs

(4,770,000)

(3,549,000)

Future income tax expenses

(853,000)

(593,000)

1,654,000

1,151,000

10% annual discount for estimated timing of cash flows

(920,000)

(598,000)

Standardized measure of discounted future net cash flows

$

734,000

553,000

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

December 31, 2013 and 2012

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

Years Ended

December 31,

2013

2012

Balance, beginning of year

$

553,000

701,000

Sales of oil and gas produced net of production costs

(206,000)

(187,000)

Net changes in prices and production costs

(284,000)

(1,340,000)

Extensions and discoveries, less related costs

-

-

Purchase and sales of minerals in place

-

-

Revisions of estimated development costs

-

-

Revisions of previous quantity estimate

471,000

1,351,000

Accretion of discount

55,000

70,000

Net changes in income taxes

145,000

(42,000)

Balance, end of year

$

734,000

553,000

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

Internal control over financial reporting includes those policies and procedures that:

▪     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Allied’s assets;

▪     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

▪     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

use, or disposition of Allied’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated

Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission,

which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

50

1998

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Director

Ed Haidenthaller

50

2004

Director

Paul Crow

67

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

Republic and as an officer and director of Arvana, Inc., a company without significant operations.

Ed Haidenthaller

On September 23, 2004, Mr. Haidenthaller was elected as a director of Allied. Mr. Haidenthaller estimates that he spends approximately 1 hour per week on Allied’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience

Mr. Haidenthaller worked as the Chief Financial Officer and holding company Secretary, for Proficio Bank and NHB Holdings, Inc., respectively from March 2012 to November 2013. Proficio is a Utah State chartered commercial bank with operations in Utah and Orlando, Florida and 33 additional loan generation

offices primarily east of the Rocky Mountains.   Prior to this position, Mr. Haidenthaller was employed as

a director for approximately 2 years for McGladrey, the 5th largest accounting and consulting firm in the

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Allied, we are not aware of any person who,

during the period ended December 31, 2013, failed to file, on a timely basis, reports required by Section

16(a) of the Securities Exchange Act of 1934 except the following:

▪     Mr. Campbell, our chief executive officer and one of our directors, failed to file a Form 4 or

Form 5 in connection with the vesting of options over the period.

▪     Mr. Haidenthaller, one of our directors, failed to file a Form 4 or Form 5 in connection with the vesting of options over the period.

▪     Mr. Crow, one of our directors, failed to file a Form 4 or Form 5 in connection with the vesting of options over the period.

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

During the year ended December 31, 2013, Allied compensated each of its non-executive directors for their participation in four meetings of the board of directors held over the annual period.

During the year ended December 31, 2013, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as corporate secretary for annual compensation of $3,000.

During the year ended December 31, 2013, Allied compensated one of its directors, pursuant to an executive agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting officer, for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to Allied and for an additional grant of 500,000 stock options. The stock options have not yet been granted.

The following table provides summary information for the year 2013 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of our directors.

Directors’ Summary Compensation Table

Name

Fees earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)

compensation

compensation

($)

($)

($)

($)

Ruairidh Campbell

120,000*

16,000

12,000**

148,000

Paul Crow

2,000

1,600

-

-

3,000***

6,600

Ed Haidenthaller

2,000

-

1,600

-

-

-

3,600

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

Executive compensation for the year ended December 31, 2013 was $148,000 as compared to $164,000 for the year ended December 31, 2012. The decrease can be attributed to the full vesting of stock option grants half way through the current year. Compensation includes a monthly consulting fee, stock options and rent paid to our sole executive officer in exchange for office space. Outside of the stock option grant, the consistency in executive compensation in the comparative annual periods is attributable to Allied’s executive agreement with its sole executive officer. We anticipate that executive compensation will remain relatively consistent over the remaining term of the five year agreement.

Tables

The  following  table  provides  summary  information  for  the  years  2013,  and  2012  concerning  cash  and non-cash compensation paid  or  accrued by Allied to or  on behalf of (i)  the chief executive officer and (ii)

any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Ruairidh

2013      120,000

-

-

16,000

-

-

12,000

148,000

Campbell,

2012      120,000

-

-

32,000

-

-

12,000

164,000

CEO, CFO,

-

PAO and

director

The following table provides summary information for 2013 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Allied to or on behalf of (i) the chief executive officer and

(ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

Equity

incentive

incentive

plan

plan

awards:

awards:

market or

Equity

number

payout

incentive

Market

of

value of

plan

value of      unearned      unearned

awards:

Number

shares

shares,

shares,

Number of

Number of

number of

of shares      or units

units or

units or

securities

securities

securities

or units

of stock

other

other

underlying

underlying

underlying

of stock

that

rights

rights

unexercised

unexercised

unexercised

Option

that

have

that have      that have

options

options

unearned

exercise

Option

have not

not

not

not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Ruairidh

Campbell

500,000

0

-

0.35

Dec 31,

2018

-

-

-

-

Allied has an executive agreement with its executive officer, effective July 1, 2013, through June 30, 2018,

for (i) an annual salary of $120,000, (ii) at Allied’s discretion, an annual bonus, and (iii) tenure based incentive stock options. The stock options have not yet been granted.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Allied’s 5,653,011 shares of common stock issued and outstanding as of March 31, 2014, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers

Title of Class

Number of

Percent of

and Beneficial Owners

Shares

Class

Ruairidh Campbell

3002 Kinney Avenue

Common

2,060,000*

36.4

Austin, Texas 78704

Ed Haidenthaller

1193 East 800 North

Common

10,000**

<1.0

Layton, Utah  84040

Paul Crow

1185 East 5840 South

Common

10,000***

<1.0

Salt Lake City, Utah 84121

All Executive Officers and Directors

as a Group (3)

Common

2,080,000

36.4

*      Ruairidh Campbell has also been granted 500,000 options to purchase common shares at $0.35 all of which were vested as of December 31, 2013.

**    Ed Haidenthaller has also been  granted 50,000 options to purchase common shares at $0.35 all of which were vested as of December 31, 2013.

***  Paul Crow has also been granted 50,000 options to purchase common shares at $0.35 all of which were vested as of December 31, 2013.

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

▪     Ruairidh Campbell, sole executive officer and a director, entered into an executive agreement dated

July 1, 2013 for a monthly fee of $10,000 and additional stock options not yet granted.

▪     Ruairidh Campbell, sole executive officer and a director, entered into a month to month arrangement pursuant to which Allied pays $1,000 a month for the use of an office owned by Mr.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Jones Simkins LLC (“Jones Simkins”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services

2013

2012

Audit fees

$

40,200   $

40,200

Audit-related fees

-

-

Tax fees

6,525

6,835

All other fees.

-

-

Total fees paid or accrued to our principal accountants      $

46,725 $

47,035

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

Financial Statements of Allied for the years ended December 31, 2013 and 2012:

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

March 31, 2014

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

March 31, 2014

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

/s/ Ed Haidenthaller

March 31, 2014

Ed Haidenthaller

Director

/s/ Paul Crow

Paul Crow

March 31, 2014

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

2003).

10.3 *

Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on

April 21, 2003).

10.4

Executive Agreement between Allied and Ruairidh Campbell dated July 1, 2013.

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