Form 10-Q
period 2014-03-31
ALLIED RESOURCES INC
filed 2014-05-20
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2014.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at May 20, 2014, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

March 31, 2014 (Unaudited)  and December 31, 2013 (audited)

Unaudited Condensed Statements of Operations for the

5

three month periods ended March 31, 2014 and March 31, 2013

Unaudited Condensed Statements of Cash Flows for the

6

three month periods ended March 31, 2014 and March 31, 2013

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

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

Index to Exhibits

21

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

March 31,

December 31,

2014

2013

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,386,364

1,390,041

Accounts receivable

47,067

41,800

Total current assets

1,433,431

1,431,841

Oil and gas properties (proven), net (successful

efforts method)

658,893

665,560

Deposits

704,701

704,701

Total assets

$

2,797,025

2,802,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

38,437

12,857

Total current liabilities

38,437

12,857

Asset retirement obligation

215,637

213,001

Total liabilities

254,074

225,858

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,379,160)

(7,345,867)

Total stockholders' equity

2,542,951

2,576,244

Total liabilities and stockholders' equity

$

2,797,025

2,802,102

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

2014

2013

Oil and gas revenues

$

131,224

137,980

Operating expenses:

Production costs

90,625

74,962

Depletion and amortization

6,667

12,329

General and administrative expenses

67,743

65,321

165,035

152,612

Loss from operations

(33,811)

(14,632)

Interest income

518

785

Loss before provision for income taxes

(33,293)

(13,847)

Provision for income taxes

-

-

Net loss

$

(33,293)

(13,847)

Loss per common share - basic and diluted

$

(0.01)

-

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

2014

2013

Cash flows from operating activities:

Net loss

$

(33,293)

(13,847)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

6,667

12,329

Stock option compensation expense

-

9,658

Accretion expense

2,636

2,511

Increase in:

Accounts receivable

(5,267)

(39,214)

Increase (decrease) in:

Accounts payable

25,580

(2,372)

Net cash used in operating activities

(3,677)

(30,935)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(3,677)

(30,935)

Cash, beginning of year

1,390,041

1,323,032

Cash, end of year

$

1,386,364

1,292,097

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2014.

Note 2 – Additional Footnotes Included By Reference

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2014 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2014 and March 31,

2013.

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

Recovery from producing wells is consistently evaluated to consider cost-efficient work-over methods designed to improve the performance of the wells. When considering the drilling of new wells, we conduct a geological review of the prospective area, in cooperation with the responsible independent operator, to determine the potential for oil and gas. Our own consultants then review available geophysical data (generally seismic and gravity data) and opine as to the prospect for success. In the event that our evaluation of available geophysical data indicates that the target has significant accumulations of oil and gas, we then consider the economic feasibility of drilling. The presence of oil and gas for any specific target cannot guarantee economic recovery. Production depends on many factors including drilling and completion costs, the distance to pipelines and pipeline pressure, current energy prices,

accessibility to the site, and whether the project is developmental or solely a wildcat prospect.

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to continue to sustain operations. Should Allied be unable to generate sufficient cash flow from existing properties, it may have to sell properties or interests in such properties or seek debt or equity financing to maintain operations.

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Price volatility can immediately affect Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices can also incur a write down of the carrying value of our properties as can a decrease in production.

Allied’s future success will depend on oil and natural gas prices and the quantity of production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will continue to decline, which will lead to further reductions in revenue.

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

The recent increase in prices for oil has decreased the number of opportunities available to us due to our relatively limited cash position and the relatively low price paid for natural gas on a historical basis continues to sway us away from prospective natural gas activity. We do however continue to seek out prospective oil producing properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into a volatile market.

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

Results of Operations

During the period from January 1, 2014 through March 31, 2014, Allied was engaged in evaluating a major acquisition opportunity in the State of New Mexico and several less significant opportunities at different locations in the State of Texas, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the fiscal quarter ended March 31, 2014, Allied realized a net loss due primarily to the decrease in oil and natural gas production and the increase in production expenses over that period. Allied believes that the immediate key to its ability to return to profitability is that energy prices rise and production increases.

Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will be able to return to net profits in future periods.

THREE MONTHS ENDED MARCH 31

2014

2013

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

4

5

(1)

-20%

Natural gas (mcf/day)

134

190

(56)

-29%

Barrels of oil equivalent (boe/day)

26

37

(10)

-28%

PROFITABILITY

Petroleum and natural gas revenue

$

131,224     $

137,980

(6,756)

-5%

Net Revenue

131,224

137,980

(6,756)

-5%

Production and operating costs

90,625

74,962

15,663

21%

Field netback

40,599

63,018

(22,419)

-36%

G&A

67,743

65,321

2,422

4%

Net cash flow from operations

(27,144)

(2,303)

(24,841)

-1,079%

Depletion, depreciation and other charges

6,667

12,329

(5,662)

-46%

Future income taxes

-

-

-

0%

Net loss from operations

$

(33,811)     $

(14,632)

(19,179)

-131%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

55.37

41.81

13.66

32%

Production and operating costs

38.24

22.72

15.52

68%

Field netback ($/boe)

17.13

19.10

(1.97)

-10%

Net loss ($/boe)

(14.27)

(4.43)

(9.83)

-222%

Cash flow from operations ($/boe)

(11.45)

(0.70)

(10.76)

-1,541%

Revenue

Revenue for the three month period ended March 31, 2014, decreased to $131,244 from $137,980 for the comparable period ended March 31, 2013, a decrease of 5%. The decrease in revenue over the comparable three month periods can be attributed to the decrease in natural gas and oil production over the comparative periods. Allied believes that revenue will continue to decline over near term future periods unless the productivity of its resources increases through production acquisitions or the successful work-over of existing wells.

Net Losses

Net losses for the three month period ended March 31, 2014, increased to $33,293 as compared to net losses of $13,847 for the three month period ended March 31, 2013, an increase of 140%. The increase in net losses over the comparable three month period can be attributed to the decrease in oil and gas revenues and the increase in operating expenses in the current period. Allied expects to return to net income in future periods as revenues are expected to increase with higher pricing for natural gas products,

and increased productivity in the field while operating expenses are expected to remain relatively consistent.

Operating Expenses

General and administrative expenses for the three month period ended March 31, 2014  increased to

$67,743from $65,321 for the comparable three month period ended March 31, 2013, an increase of 4%.

The increase in general administrative expenses over the comparable three month periods can be primarily attributed to expenses associated with due diligence expenses required for field prospecting.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended March 31, 2014, and March 31, 2013 were $6,667 and $12,329 respectively, a decrease of 46%. Depletion expenses are expected to continue to decrease in relation to the aging oil and gas assets.

Production costs for the three month periods ended March 31, 2014, and March 31, 2013 were $90,625 and $74,962 respectively, an increase of 21%. Production costs include the cost of maintaining the wells,

severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the comparable three month periods can be attributed to work over costs associated with producing wells. Allied expects that production costs will continue to increase over future periods as existing wells age and require more vigorous maintenance.

Income Tax Expense

As of December 31, 2013, Allied has net operating loss (NOL) carry forwards of approximately

$2,155,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2013 a valuation allowance was recorded against this net operating loss carried forward.

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended March 31, 2014 or 2013.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,394,994 as of March 31, 2014 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of March 31, 2014 were $1,433,431 which consisted of $1,386,364 in cash and $47,067 in accounts receivable. Total assets were $2,797,025 which consisted of current assets, proven oil and gas properties of $658,893 and deposits of $704,701.

Current liabilities as of March 31, 2014 were $38,437 which consisted of accounts payable. Total liabilities were $254,074 which consisted of current liabilities and an asset retirement obligation of

$215,637.

Stockholders’ equity as of March 31, 2014 was $2,542,951.

Net cash used in operating activities for the three month period ended March 31, 2014 was $3,677 as compared to net cash used in operating activities of $30,935 for the three month period ended March 31,

2013. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operations, include accounts receivable and accounts payable. Allied expects to transition to cash flow provided by operations in future periods as net losses and accounts receivable are expected to decrease in the near term.

Cash flow used in investing activities for the three month periods ended March 31, 2014 and March 31,

2013 was zero. Allied expects to use cash flow in investing activities over future periods as the it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment on consummation.

Cash flow from financing activities for the three month periods ended March 31, 2014 and March 31,

2013 was zero. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2014, 600,000 options had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at March 31, 2014.

Allied has no defined benefit plan or contractual commitment with any of its officers or directors except each members participation in our stock option plan and an executive agreement with its sole executive officer that provides for a monthly fee and participation in our stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Allied does not expect to pay cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

As of March 31, 2014, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2013 and 2012, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In July 2013, the FASB released ASU 2013-11 — Accounting Standards Update 2013-11, Income Taxes

Topic 740: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a similar Tax Loss, or a Tax Credit Carry forward Exists. The amendments in this Update require an entity with net operating losses carry forwards or tax credit carry forwards which are not available or intended to be used, that uncertain tax benefits should not be netted against deferred tax assets for these items.

Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. We adopted this ASU as of January 1, 2014 and there was no material impact to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  March 31, 2014, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,345,867 at December 31, 2013, which had increased to $7,379,160 at March 31,

2014. We recorded a net loss of $33,293 for the three month period ended March 31, 2014 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition.

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

21 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Resources, Inc.

Date

/s/ Ruairidh Campbell

May 20, 2014

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

21