Form 10-Q
period 2014-06-30
ALLIED RESOURCES INC
filed 2014-08-11
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2014.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at August 11, 2014, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

June 30, 2014 (Unaudited)  and December 31, 2013 (audited)

Unaudited Condensed Statements of Operations for the

5

three and six month periods ended June 30, 2014 and June 30, 2013

Unaudited Condensed Statements of Cash Flows for the

6

six month periods ended June 30, 2014 and June 30, 2013

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

21

Signatures

22

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

June 30,

December 31,

2014

2013

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,375,506

1,390,041

Accounts receivable

31,616

41,800

Total current assets

1,407,122

1,431,841

Oil and gas properties (proven), net (successful

efforts method)

641,089

665,560

Deposits

704,701

704,701

Total assets

$

2,752,912

2,802,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

11,000

12,857

Total current liabilities

11,000

12,857

Asset retirement obligation

218,273

213,001

Total liabilities

229,273

225,858

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,398,472)

(7,345,867)

Total stockholders' equity

2,523,639

2,576,244

Total liabilities and stockholders' equity

$

2,752,912

2,802,102

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Six Months Ended

June 30,

June 30,

2014

2013

2014

2013

Oil and gas revenues

$

135,221

112,799

266,445

250,779

Operating expenses:

Production costs

89,844

80,333

180,469

155,295

Depletion and amortization

17,804

10,931

24,471

23,260

General and administrative

expenses

47,449

64,683

115,192

130,004

155,097

155,947

320,132

308,559

Loss from operations

(19,876)

(43,148)

(53,687)

(57,780)

Interest income

564

1,337

1,082

2,122

Loss before provision for

income taxes

(19,312)

(41,811)

(52,605)

(55,658)

Provision for income taxes

-

-

-

-

Net loss

$

(19,312)

(41,811)

(52,605)

(55,658)

Loss per common share -

basic and diluted

$

-

(0.01)

(0.01)

(0.01)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

2014

2013

Cash flows from operating activities:

Net loss

$

(52,605)

(55,658)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

24,471

23,260

Stock option compensation expense

-

19,315

Accretion expense

5,272

5,023

(Increase) decrease in:

Accounts receivable

10,184

(48,851)

Decrease in:

Accounts payable

(1,857)

(741)

Net cash used in operating activities

(14,535)

(57,652)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(14,535)

(57,652)

Cash, beginning of period

1,390,041

1,323,032

Cash, end of period

$

1,375,506

1,265,380

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

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

Note 3 – Subsequent Events

The Company evaluated its June 30, 2014 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2014 and June

30, 2013.

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

Results of Operations

During the period from January 1, 2014 through June 30, 2014, Allied was engaged in evaluating a major acquisition in New Mexico and several less significant opportunities at different locations in Texas,

examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the six months ended June 30, 2014, Allied realized a net loss due primarily to an increase in production expenses, the decline in natural gas prices and depletion over that period. Allied believes that the immediate key to its ability to return to profitability is that energy prices rise and production increases.

Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will be able to return to net profits in future periods.

SIX MONTHS ENDED JUNE 30

2014

2013

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

8

5

3

60%

Natural gas (mcf/day)

266

177

89

50%

Barrels of oil equivalent (boe/day)

52.33

35

18

52%

PROFITABILITY

Petroleum and natural gas revenue

$

266,445     $

250,779

15,666

6%

Net Revenue

266,445

250,779

15,666

6%

Production and operating costs

180,469

155,295

25,174

16%

Field netback

85,976

95,484

(9,508)

-10%

G&A

115,192

130,004

(14,812)

-11%

Net cash flow from operations

(29,216)

(34,520)

5,304

15%

Depletion, depreciation and other charges

24,471

23,260

1,211

5%

Future income taxes

-

-

-

0%

Net loss from operations

$

(53,687)     $

(57,780)

4,093

7%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

28.13

40.16

(12.03)

-30%

Production and operating costs

19.05

24.87

(5.82)

-23%

Field netback ($/boe)

9.08

15.29

(6.21)

-41%

Net loss ($/boe)

(5.67)

(9.25)

3.59

39%

Cash flow from operations ($/boe)

(3.08)

(5.53)

2.44

44%

Revenue

Revenue for the three month period ended June 30, 2014, increased to $135,221 from $112,799 for the comparable period ended June 30, 2013, an increase of 20%. The increase in revenue over the comparable three month periods can be attributed to the increase in natural gas and oil production.

Revenue for the six month period ended June 30, 2014, increased to $266,445 from $250,779 for the comparable period ended June 30, 2013, an increase of 6%. The increase in revenue over the comparable six month periods can also be attributed to the increase in natural gas and oil production.

Allied believes that revenue will increase over near term future periods subject to a rise in the price paid for natural gas and the maintenance of current production levels.

Net Losses

Net losses for the three month period ended June 30, 2014, decreased to $19,312 as compared to net losses of $41,811 for the three month period ended June 30, 2013, a decrease of 54%. The decrease in net losses over the comparable three month periods can be attributed to the increase in oil and gas revenues and the decrease in general and administrative expenses offset by the increase in production costs.

Net losses for the six month period ended June 30, 2014, decreased to $52,605 as compared to net losses of $55,658 for the six month period ended June 30, 2013, a decrease of 5%. The decrease in net losses over the comparable six month periods can also be attributed to increase in oil and gas revenues and the decrease in general and administrative expenses offset by the increase in production costs.

Allied expects to return to net income in future periods as revenues are expected to increase with higher pricing for natural gas products, and increased productivity in the field while operating expenses are expected to remain relatively consistent.

Operating Expenses

General and administrative expenses for the three month period ended June 30, 2014, decreased to

$47,449 from $64,683 for the comparable three month period ended June 30, 2013, a decrease of 27%.

The decrease in general administrative expenses over the comparable three month periods can be attributed to operating efficiencies.

General and administrative expenses for the six month period ended June 30, 2014, decreased to $115,192 from $130,004 for the comparable six month period ended June 30, 2013, a decrease of 11%. The decrease in general and administrative expenses over the comparable six month periods can be attributed to operating efficiencies and a decrease in due diligence expenses.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended June 30, 2014, and June 30, 2013 were $17,804 and $10, 931 respectively, an increase of 63%. Depletion expenses for the six month periods ended June

30, 2014 and June 30, 2013 were $24,471 and $23,260, an increase of 5%. Depletion expenses are expected to continue to increase in relation to aging oil and gas assets.

Production costs for the three month periods ended June 30, 2014, and June 30, 2013 were $89,844 and

$80,333 respectively, an increase of 12%. Production costs for the six month periods ended June 30, 2014 and June 30, 2013 were $180,469 and $155,295 respectively, an increase of 16%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent,

gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the comparable three and six month periods can be attributed to the increase in production and work over costs associated with producing wells. Allied expects that production costs will continue to increase over future periods as existing wells age and require more vigorous maintenance.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the six months ended June 30, 2014 or

2013.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,396,122 as of June 30, 2014 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of June 30, 2014 were 1,407,122 which consisted of $1,375,506 in cash and $31,616 in accounts receivable. Total assets were $2,752,912 which consisted of current assets, proven oil and gas properties of $641,089 and deposits of $704,701.

Current liabilities as of June 30, 2014 were $11,000 which consisted of accounts payable. Total liabilities were $229,273 which consisted of current liabilities and an asset retirement obligation of $218,273.

Stockholders’ equity as of June 30, 2014 was $2,523,639.

Net cash used in operating activities for the six month period ended June 30, 2014 was $14,535 as compared to net cash used in operating activities of $57,652 for the six month period ended June 30,

2013. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operations, include accounts receivable and accounts payable. Allied expects to transition to cash flow provided by operations in future periods as net losses are expected to decrease in the near term.

Cash flow used in investing activities for the six month periods ended June 30, 2014 and June 30, 2013 was nil. Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment on consummation.

Cash flow from financing activities for the six month periods ended June 30, 2014 and June 30, 2013 was nil. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2014, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at June 30, 2014.

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

Off Balance Sheet Arrangements

As of June 30, 2014, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

In  June  2014,  the  FASB  released  ASU  2014-10  -  Accounting  Standards  Update  2014-10,  Topic  915:

Elimination  of  Certain  Financial  Reporting  Requirements,  Including  an  Amendment  to  Variable  Interest

Entities Guidance in Topic 810,  Consolidation. The amendments in this  update eliminate  the concept  of a development  stage  entity  (DSE)  from  US  GAAP.  This  change  rescinds  financial  reporting  requirements that  have  historically applied  by DSEs  such  as  labeling  financial  statements  as  those  of a  DSE,  providing inception  to  date  information  in  the  statements  of  income,  cash-flows  and  shareholder  equity and  certain specific disclosures. This ASU has had no impact to the presentation of Allied’s financial statements.

In May 2014, the FASB released ASU 2014-9  -   Accounting Standards Update 2014-9, Topic 606: Revenue

from Contracts with Customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15,

2016 and early adoption is not permitted.  Allied is currently assessing the impact that this standard will have on its financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  June 30, 2014, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,345,867 at December 31, 2013, which had increased to $7,398,472 at June 30,

2014. We recorded a net loss of $52,605 for the six month period ended June 30, 2014 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

August 11, 2014

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