Form 10-Q
period 2014-09-30
ALLIED RESOURCES INC
filed 2014-11-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2014.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at November 14, 2014, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

September 30, 2014 (Unaudited)  and December 31, 2013 (audited)

Unaudited Condensed Statements of Operations for the

5

three and nine month periods ended September 30, 2014 and September 30, 2013

Unaudited Condensed Statements of Cash Flows for the

6

nine month periods ended September 30, 2014 and September 30, 2013

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

21

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

September 30,

December 31,

2014

2013

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,357,913

1,390,041

Accounts receivable

85,595

41,800

Total current assets

1,443,508

1,431,841

Oil and gas properties (proven), net (successful

efforts method)

628,575

665,560

Deposits

704,701

704,701

Total assets

$

2,776,784

2,802,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

24,793

12,857

Total current liabilities

24,793

12,857

Asset retirement obligation

220,908

213,001

Total liabilities

245,701

225,858

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,391,028)

(7,345,867)

Total stockholders' equity

2,531,083

2,576,244

Total liabilities and stockholders' equity

$

2,776,784

2,802,102

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Nine Months Ended

September 30,

September 30,

2014

2013

2014

2013

Oil and gas revenues

$

158,417

231,715

424,862

482,494

Operating expenses:

Production costs

89,340

99,981

269,809

255,276

Depletion and amortization

12,514

26,681

36,985

49,941

General and administrative expenses

49,690

48,667

164,882

178,671

151,544

175,329

471,676

483,888

Income (loss) from operations

6,873

56,386

(46,814)

(1,394)

Interest income

571

620

1,653

2,742

Income (loss) before provision for

income taxes

7,444

57,006

(45,161)

1,348

Provision for income taxes

-

-

-

-

Net income (loss)

$

7,444

57,006

(45,161)

1,348

Income (loss) per common share -

basic and diluted

$

-

0.01

(0.01)

-

Weighted average common shares -

Basic

5,653,000

5,653,000

5,653,000

5,653,000

Diluted

5,675,000

5,664,000

5,653,000

5,669,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

2014

2013

Cash flows from operating activities:

Net income (loss)

$

(45,161)

1,348

Adjustments to reconcile net income (loss) to net

cash provided by (used in) operating activities:

Depletion and amortization

36,985

49,941

Stock option compensation expense

-

19,315

Accretion expense

7,907

7,534

Increase in:

Accounts receivable

(43,795)

(24,683)

Increase (decrease) in:

Accounts payable

11,936

(15,664)

Net cash provided by (used in) operating activities

(32,128)

37,791

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

(32,128)

37,791

Cash, beginning of period

1,390,041

1,323,032

Cash, end of period

$

1,357,913

1,360,823

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Allied’s Form 10-K for the year ended December 31, 2013, filed with the Securities and

Exchange Commission. These statements do include all normal recurring adjustments which Allied believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2014.

Note 2 – Additional Footnotes Included By Reference

There has been no material change in the information disclosed in the notes to the financial statements included in Allied’s Form 10-K for the year ended December 31, 2013, filed with the Securities and

Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

Allied evaluated its September 30, 2014, financial statements for subsequent events through the date the financial statements were issued. Allied is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2014 and

September 30, 2013.

ALLIED

Allied is an independent oil and natural gas producer involved in the exploration, development,

production and sale of oil and gas derived from properties located in Calhoun and Ritchie Counties, West

Virginia, and Goliad, Edwards and Jackson Counties, Texas.

Discussion and Analysis

General

Allied seeks to acquire additional oil and gas producing properties and to implement improved production practices on existing wells to increase production and expand reserves where practicable. Allied believes that it can achieve production growth while expanding reserves through improved exploitation of its existing inventory of wells by disposing of non-productive wells and enhancing producing wells. An evaluation for this objective of our existing portfolio of oil and gas properties is constantly under consideration. Allied also intends to expand non-operated interests and explore opportunities for operating interests in additional oil or gas producing properties.

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

Allied is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically,

Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to sustain operations. Should Allied be unable to generate sufficient cash flow from existing properties, it may have to sell properties or interests in such properties,

or seek debt or equity financing to maintain operations.

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Price volatility can have an immediate effect on Allied’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in oil and natural gas prices can also incur a write down of the carrying value of our properties as can a decrease in production. Allied’s future success will depend on oil and natural gas prices and production quantities.

Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital. Unless Allied can secure additional reserves of oil and gas, current production will continue to decline, which decline is likely to lead to further reductions in revenue.

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

Exploration, Development and Operations

Allied intends to purchase non-operated oil and gas producing properties, acquire oil and gas leases that it can operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The recent fall in oil prices has increased the number of opportunities available to us but our relatively limited cash position and the low prices currently paid for natural gas continues to sway us away from prospective drilling activity. We do however continue to seek out prospective oil producing properties that meet our acquisition criteria for a price that is consistent with competing forecasts for energy prices going forward into a traditionally volatile market.

We are further considering future prospects for exploration of the virtually untapped Marcellus and Utica shale formations that underlie Allied’s oil and gas interests in West Virginia, particularly in Ritchie

County. The Marcellus and Utica shale structures have formed under much of Pennsylvania, Ohio, New

York, West Virginia and adjacent states to become a prospectively major reservoir for natural gas recovery. Drilling by other operators in Ritchie County has indicated successful rates of recovery and our own open-hole well logs indicate the presence of potentially productive Marcellus shale at a depth of

6,000 feet. However, since exploration of the Marcellus and Utica shale in our area is relatively recent no natural gas reserves underlying our interests have been determined. Our future plans for exploring these shale formations are further tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for natural gas over the next five years.

Results of Operations

During the period from January 1, 2014 through September 30, 2014, Allied was engaged in evaluating operated and non-operated acquisition opportunities in New Mexico and Texas, examining the operating efficiencies of existing wells, and overseeing the operation of its oil and gas assets by independent operators. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the nine months ended September 30, 2014, Allied realized a net loss due primarily to an increase in production expenses, the decline in energy prices and depletion over that period. Allied believes that the immediate key to its ability to return to profitability is that energy prices rise and production increases.

Should oil and gas prices rise, production increase and expenses remain relatively consistent, Allied believes that it will be able to return to net profits in future periods.

NINE MONTHS ENDED SEPTEMBER 30

2014

2013

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

8

7

1

14%

Natural gas (mcf/day)

267

257

10

4%

Barrels of oil equivalent (boe/day)

53

50

3

5%

PROFITABILITY

Petroleum and natural gas revenue

$

424,862     $

482,494

(57,632)

-12%

Net Revenue

424,862

482,494

(57,632)

-12%

Production and operating costs

269,809

255,276

14,533

6%

Field netback

155,053

227,218

(72,165)

-32%

G&A

164,882

178,671

(13,789)

-8%

Net cash flow from operations

(9,829)

48,547

(58,376)

-120%

Depletion, depreciation and other charges

36,985

49,941

(12,956)

-26%

Future income taxes

-

-

-

0%

Net loss from operations

$

(46,814)     $

(1,394)

(45,420)

-3,258%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

29.64

35.47

(5.83)

-16%

Production and operating costs

18.82

18.76

.06

0%

Field netback ($/boe)

10.82

16.70

(5.88)

-35%

Net loss ($/boe)

(3.27)

(0.10)

(3.17)

-3,088%

Cash flow from operations ($/boe)

(0.69)

3.57

(4.26)

-119%

Revenue

Revenue for the three month period ended September 30, 2014, decreased to $158,417 from $231,715 for the comparable period ended September 30, 2013, a decrease of 32%. The decrease in revenue over the comparable three month periods can be attributed to decreases in energy prices paid over the period.

Revenue for the nine month period ended September 30, 2014, decreased to $424,862 from $482,494 for the comparable period ended September 30, 2013, a decrease of 12%. The decrease in revenue over the comparable nine month periods can also be attributed to decreases in energy prices paid over the period.

Allied believes that revenue will increase over near term future periods subject to the volatility associated with energy pricing.

Net Income/Losses

Net income for the three month period ended September 30, 2014, decreased to $7,444 as compared to net income of $57,006 for the three month period ended September 30, 2013, a decrease of 87%. The decrease in net income over the comparable three month periods can be attributed to the decrease in oil and gas revenues and the increase in general and administrative expenses offset by the decrease in production costs and depletion.

Net losses for the nine month period ended September 30, 2014, were $45,161 as compared to net income of $1,348 for the nine month period ended September 30, 2013. The transition in net losses from net income over the comparable nine month periods can also be attributed to the decrease in oil and gas revenues and the increase in production costs offset by decreases in general and administrative expenses and depletion.

Allied expects to return to net income in future periods as revenues are expected to increase with higher pricing for natural gas products, and increased productivity in the field while operating expenses are expected to remain relatively consistent.

Operating Expenses

General and administrative expenses for the three month period ended September 30, 2014, increased to

$49,690 from $48,667 for the comparable three month period ended September 30, 2013, an increase of

2%. The increase in general administrative expenses over the comparable three month periods can be attributed to personnel costs.

General and administrative expenses for the nine month period ended September 30, 2014, decreased to

$164,882 from $178,671 for the comparable nine month period ended September 30, 2013, a decrease of

8%. The decrease in general and administrative expenses over the comparable nine month periods can be attributed to operating efficiencies.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended September 30, 2014, and September 30, 2013 were

$12,514 and $26,681 respectively, a decrease of 53%. Depletion expenses for the nine month periods ended September 30, 2014 and September 30, 2013 were $36,985 and $49,941, a decrease of 26%.

Depletion expenses are expected to continue to decrease in relation to the value attributed to aging oil and gas assets.

Production costs for the three month periods ended September 30, 2014, and September 30, 2013 were

$89,340 and $99,981 respectively, a decrease of 11%. Production costs for the nine month periods ended

September 30, 2014 and September 30, 2013 were $269,809 and $255,276 respectively, an increase of

6%. Production costs include the cost of maintaining the wells, severance taxes, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the three month comparable periods can be attributed to a decrease in expenses in work over costs while the overall increase in production costs over the comparable nine month periods can be attributed to the increase in production and work over costs associated with producing wells. Allied expects that production costs will continue to increase over future periods as existing wells age and require more vigorous maintenance.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the nine months ended September 30,

2014 or 2013.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,418,715 as of September 30, 2014, funding its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Current assets as of September 30, 2014 were $1,443,508 which consisted of $1,357,913 in cash and

$85,595 in accounts receivable. Total assets were $2,776,784 which consisted of current assets, proven oil and gas properties of $628,575 and deposits of $704,701.

Current liabilities as of September 30, 2014 were $24,793 which consisted of accounts payable. Total liabilities were $245,701 which consisted of current liabilities and an asset retirement obligation of

$220,908.

Stockholders’ equity as of September 30, 2014 was $2,531,083.

Net cash used in operating activities for the nine month period ended September 30, 2014 was $32,128 as compared to net cash provided by operating activities of $37,791 for the nine month period ended

September 30, 2013. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operations, include accounts receivable and accounts payable. Allied expects to transition to cash flow provided by operations in future periods as net losses are expected to decrease in the near term with an increase in energy prices.

Cash flow used in investing activities for the nine month periods ended September 30, 2014 and

September 30, 2013 was nil. Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment.

Cash flow from financing activities for the nine month periods ended September 30, 2014 and September

30, 2013 was nil. Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2014, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at September 30, 2014.

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

Off Balance Sheet Arrangements

As of September 30, 2014, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended  September 30, 2014, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,345,867 at December 31, 2013, which had increased to $7,391,028 at

September 30, 2014. We recorded a net loss of $45,161 for the nine month period ended September 30,

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

If the market price of our common stock declines as our security holders sell their stock, selling security holders or others may be encouraged to engage in short selling, depressing the market price.

The significant downward pressure on the price of the common stock as security holders sell material amounts of common stock could encourage short sales by the selling security holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of Allied’s stock would create an incentive for market participants to reduce the value of our common stock. If a significant market for short selling in our common stock develops, the market price for our common stock could be significantly depressed.

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

          November 14, 2014

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