Form 10-K
period 2014-12-31
ALLIED RESOURCES INC
filed 2015-04-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (3,573,011  shares)  was  approximately  $464,491  based  on  the  average  closing  bid  and  ask  prices  ($0.13)  for  the common stock on April 14, 2015.

At  April  15,  2015,  the  number  of  shares  outstanding of  the  registrant's  common  stock,  $0.001  par  value  (the  only class  of  voting stock), was 5,653,011.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

16

Item 2.

Properties

16

Item 3.

Legal Proceedings

19

Item 4.

Mine Safety Disclosures

19

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

20

Equity Securities

Item 6.

Selected Financial Data

21

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

21

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 8.

Financial Statements and Supplementary Data

27

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

28

Item 9A.

Controls and Procedures

28

Item 9B.

Other Information

29

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

30

Item 11.

Executive Compensation

34

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

36

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

36

Item 14.

Principal Accountant Fees and Services

37

PART IV

Item 15.

Exhibits, Financial Statement Schedules

38

Signatures

39

PART I

ITEM 1.

BUSINESS

As used herein the terms “Allied,” “we,” “our,” “us,” refer to Allied Resources, Inc., and our predecessors, unless the context indicates otherwise.

Corporate History

Allied was incorporated as “General Allied Oil and Gas Co” on April 15, 1979 in West Virginia, which name was changed to “Allied Resources, Inc.” on August 12, 1998. On February 26, 2002, we incorporated

“Allied Resources, Inc.” in Nevada to merge the West Virginia entity with the Nevada entity. The merger was completed on April 5, 2002.

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

The terms of the operating agreement, as amended, grant Allstate the exclusive right to conduct operations in respect to our interests in our wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment, or other property attached to the wells under the operating agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the operating agreement, as amended, Allstate is permitted to make capital expenditures on the wells up to $5,000 without notifying Allied in advance of the expense. However, notice of amounts to be spent over $5,000 must be provided to us prior to expenditure for our approval if we own a majority interest in the specific well. Likewise, the abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned. The operating agreement, as amended, further prohibits us from selecting an alternative operator of the wells unless we are prepared to purchase Allstate’s interest in each specific well at fair market value. Likewise, we cannot sell our interest in any of the wells unless we first offer to sell such interests to Allstate on the same terms as are proposed for a third party purchaser. The surrender of leases under the operating agreement, as amended, can only be accomplished in the event that both Allied and Allstate consent to such surrender.

Allstate established, pursuant to the operating agreement, as amended, an interest bearing escrow account,

whereby it has withheld up to 25% of the net income on each of our wells up to $5,000, to be used for capital improvement of the wells or if necessary plugging. The escrow account is currently fully funded to the extent provided by the operating agreement.

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

On October 1, 2007, Allied acquired an interest in the Williams #1 well located within the John Alley

Survey, A-3, Jackson County, Texas from Benchmark Oil and Gas Company. The Williams #1 well is operated by Magnum Producing, LP and produces oil and gas from the Wilcox formation.

On October 1, 2007, Allied acquired an interest in the Brinkoeter #4 well located within the V. Ramos

Survey, A-241, Goliad County, Texas from Tyner Exploration, Inc. and Clendon B. Caire. The Brinkoeter

#4 well is operated by Marquee Corporation and produces oil and gas from the Massive formation.

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate produced on average

245 STBO and 7,983 MCFG per month in 2014.

Exploration, Development and Operations

The recent dramatic decline in oil prices has affected Allied’s business and will continue to do so should current prices remain consistent or continue to decline. Nevertheless, Allied intends to continue to identify non-operated oil and gas producing properties for purchase, acquire oil and gas leases that it will operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The decrease in prices for oil and the continuation of low natural gas prices is yet to increase the number of opportunities available to us due to our relatively limited cash position and the general belief among those in the energy business that prices will rebound in the near term stabilizing at $60-70 per barrel within the next 12 months.

We are further considering future prospects for the development of the virtually untapped Marcellus and

Utica shale formations that appear to underlie Allied’s oil and gas interests in West Virginia, particularly in

Ritchie County. The Marcellus and Utica shale structures that have formed under much of Pennsylvania,

Ohio, New York, West Virginia and adjacent states have become a major reservoir for hydrocarbon recovery. Drilling by other operators in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet varying in thickness from 50 – 60 feet. We have been approached by active operators in the area to conduct potential joint development of this potential resource with the expectation that hydrocarbon reserves meet the probable reserves criteria. However, since exploration of the Marcellus and Utica shale in

Ritchie County is relatively recent no oil or natural gas reserves underlying our interests have yet been determined. We intend to conduct a probable reserve evaluation this year to value probable reserves.

Nevertheless, our future plans to develop these shale formations continue to be tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for oil and natural gas over the next five years.

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

Competition in West Virginia

Allied competes as a small independent against over five hundred other independent companies in West

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

Competition in Texas

Allied competes against thousands of other independent companies and several majors in Texas, many with greater financial resources than those available to us. Major companies include Occidental Permian, Kinder

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

Allstate sells our natural gas production interest in West Virginia to three main purchasers, Dominion Field

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

(fixed contract price) to $7.51 per MCF during the year ended December 31, 2014. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate has fixed contracts with Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $52 per bbl to $98.32 per bbl during the year ended

December 31, 2014.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude

Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2014 ranged from $101.17 per bbl to $54.23 per bbl over the period.

Natural gas and gas condensate is sold to Houston Energy Services Company LLC (Hankey), BML, Inc.,

and Enterprise Products Partners LP (Winston), Acock Operating Limited (Magnum) and dcpMidstream

LP at prices determined by the Houston Ship Channel price or spot pricing less pipeline carrying costs and dehydration fees as applicable. The sale prices for Allied’s gas production in Texas fluctuated between

$3.08 per MCF and $6.18 per MCF in 2014.

Governmental Regulation of Exploration and Production

Oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Operations, which sometimes occur on public lands,

may be subject to regulation by, among other state and federal agencies, the Bureau of Land Management,

the U.S. Army Corps of Engineers or the U.S. Forest Service. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Since such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact on the operators of our oil and gas wells in complying with such laws or ultimately what cost or impact compliance or otherwise will have on Allied.

Oil and natural gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir,

control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes, or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells. We are aware that certain regulations in West Virginia and Texas do limit the activities of those operators responsible for operating Allied’s oil and gas wells.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Allied currently operates under and holds no patents, trademarks, licenses, franchises, or concessions.

Allied is not subject to any labor contracts. Each of Allied’s interests are subject to royalty payments.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards,

and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2015.

Oil and gas production is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness,

wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from our operations.

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2014, and are expected to continue to be significant in 2015:

Clean Water and Oil Pollution Regulatory Programs

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”).

Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Allied’s production operations. Our independent operators maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters where applicable. As of December 31, 2014, we know of no investigative or remedial work required of our independent operators by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,367,366 at December 31, 2014. Over the twelve month period ended December

31, 2014, we recorded a net loss of $21,499 from operations and could continue to realize net losses due to the dramatic decline in oil prices over the last half of 2014 and the continuation of weakness in natural gas prices, the depletion of oil and gas resources, and production expenses.  Future profitability will depend on a rise in energy prices combined with our ability to increase production through exploration, development or acquisition. Allied’s success in returning to profitability can in no way be assured.

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

▪     the price of oil and natural gas;

▪     domestic governmental regulations and taxes;

▪     the price and availability of alternative fuel sources;

▪     weather conditions;

▪     market uncertainty; and

▪     worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices will not only reduce revenue and could affect the amount of oil and natural gas that Allied can produce economically.

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

These rules require, among other things, that brokers who trade penny stock to persons other than

“established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Since our securities are subject to the penny stock rules, Allied’s shareholders will find it more difficult to dispose of its securities.

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

Annual Oil and Gas Production – West Virginia &Texas

2014

2013

2012

Natural Gas

95,799MCF

99,844 MCF

105,923 MCF

Oil

2,945 STB

2,839 STB

3,061 STB

Average production costs (VW)*

$2.26/MCFE

$2.55 /MCFE

$2.22 / MCFE

Average production costs (TX)*

$2.03/MCFE

$1.81 /MCFE

$2.78 / MCFE

* includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells and 101 net wells in West Virginia as of December 31, 2014. The wells are located on 3,400 gross acres and approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 10 gross wells and 0.83 net wells in Texas as of December 31, 2014. The wells are located on

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2014 and 2013 by Sure

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

Oil reserves show a decrease of 1,973 BO from that reported as of December 31, 2013 and natural gas reserves show a decrease of 52,005 MCF over that reported as of December 31, 2013.  The reason for the decrease in oil and natural gas reserves can be attributed to depletion and the dramatic decrease in oil prices in tandem with continued weakness in natural gas prices, which attributes collectively have decreased the producing lives of marginal wells.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2014 and 2013.

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

Proved Developed Reserves

Years Ended December 31,

2014

2013

Oil (bbls)

Gas (mcf)

Oil (bbls)

Gas (mcf)

Proved developed and undeveloped reserves:

Beginning of year

26,434      1,438,888

27,557      1,017,803

Revision in previous estimates

972

43,794

1,716

520,929

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(2,945)

(95,799)

(2,839)

(99,844)

Sales in place

_____-

______-

-

-

End of year

24,461      1,386,883

26,434      1,438,888

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

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the

Financial Industry Regulatory Authority, under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2014 and 2013 are as follows:

Trading Market

Year

Quarter Ending

High

Low

2014

December 31

$0.40

$0.15

September 30

$0.39

$0.30

June 30

$0.35

$0.35

March 31

$0.38

$0.30

2013

December 31

$0.40

$0.26

September 30

$0.40

$0.32

June 30

$0.40

$0.25

March 31

$0.45

$0.32

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2014, there were 108 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2014, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 600,000 options to purchase shares of our common stock at year end December 31, 2014.

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

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and in the last six months of 2014 the price paid for oil plummeted due to supply and geopolitical reasons.  This price volatility has had an immediate effect on Allied’s available cash flow which has impacted the amount of cash available for future capital expenditures. A continued drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a further decrease in production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Allied can obtain additional reserves, current production will continue to decline.

Results of Operations

During the period from January 1, 2014 through December 31, 2014, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does negatively impact its own ability to realize a net profit.

For the fiscal year ended December 31, 2014, Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and natural gas prices increase and recover from what has been a steep decline in oil prices and continued weakness in natural gas prices . General and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out revenue producing acquisitions. Should we be able to increase production or energy prices rise, Allied expects to return to operating with a net profit in future periods.

%

Twelve Months Ended December 31

2014

2013

Change

Change

Average Daily Production

Oil (bbls/day)

8

8

-

0%

Natural gas (mcf/day)

262

274

(12)

-4%

Barrels of oil equivalent (boe/day)

52

54

(2)

-4%

Profitability

Petroleum and natural gas revenue

$

548,099    $

612,759    $

(64,660)

-11%

Net Revenue

548,099

612,759

(64,660)

-11%

Production and operating costs

352,775

356,304

(3,529)

-1%

Field netback

195,324

256,455

(61,131)

-24%

G&A

206,032

220,121

(14,089)

-6%

Net cash flow from operations

(10,078)

36,334

(47,042)

-129%

Depletion, depreciation and other charges

50,524

53,067

(2,543)

-5%

Future income taxes

-

-

-

0%

Net earnings from operations

$

(61,232)    $

(16,733)    $

(44,499)

-266%

Profitability per boe

Oil and gas revenue (average selling price)

29.06

31.28

(2.22)

-7%

Production and operating costs

18.71

18.19

0.52

3%

Field netback ($/boe)

$

10.36    $

13.09    $

(2.73)

-21%

Net earnings ($/boe)

$

(3.25)    $

(0.85)    $

(2.40)

-280%

Cash flow from operations ($/boe)

$

(0.57)    $

1.85    $

(2.42)

-131%

Gross Revenue

Gross revenue for the year ended December 31, 2014, decreased to $585,599 from $612,759 for the year ended December 31, 2013, a decrease of 4%. The decrease in gross revenue in the current period can be attributed to the dramatic decrease in oil prices in the second half of the annual period and the continued

weakness of natural gas prices over the comparative periods, the decline in natural gas production was offset by other revenue associated with an option agreement that the optionee declined to exercise.

Gross daily production of oil for the year ended December 31, 2014, remained consistent at 8 bbls with the year ended December 31, 2013. Gross daily production of gas for the year ended December 31, 2014,

decreased to 262 MCF from 274 MCF for the year ended December 31, 2013, a decrease of 4%. Average oil and natural gas prices declined to $29.06 per BOE on a daily basis over the year ended December 31,

2014, from $31.28 per BOE on a daily basis over the year ended December 31, 2013, a decrease of 7%.

Allied anticipates, based on existing production, that gross revenue will increase in the event energy prices return to the same level as those realized in the first half of 2014 even in the face of continued weakness in natural gas prices .

Net Loss

Net loss after provision for income taxes for the year ended December 31, 2014 was $21,499 as compared to net losses after provision for income taxes of $13,422 for the year ended December 31, 2013. The increase in net loss in the current period can be primarily attributed to the decrease in gross revenues. Allied expects to transition to net profit on realizing an increase in gross revenue.

Operating Expenses

Production costs for the year ended December 31, 2014 and December 31, 2013, were $352,775 and

$356,304, a decrease of 1%. Production costs include the cost of maintaining the wells, severance taxes,

miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current period can be attributed to operating efficiencies. Allied expects that production costs will rise as the cost of energy production from aging wells increases over time.

General and administrative expenses for the year ended December 31, 2014, decreased to $206,032 from

$220,121 for the year ended December 31, 2013, a decrease of 6%. The decrease in general and administrative costs can be attributed to operating efficiencies. Allied anticipates that general and administrative expenses will be relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2014 and December 31, 2013 were $50,524 and

$53,067 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Income Tax Expense

As of December 31, 2014, Allied has net operating loss (NOL) carry forwards of approximately

$2,143,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2014, a valuation allowance was recorded against this net operating loss carried forward.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,458,552 as of December 31, 2014 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2014 were $1,437,287 which consisted of $1,412,161 in cash and

$61,126 in accounts receivable. Total assets were $2,793,024 which consisted of current assets, proven oil and gas properties and an escrow deposit. Total current liabilities were $14,735 which consisted of accounts payable. Total liabilities were $238,279 which consisted of current liabilities, and an asset retirement obligation of $223,544. Total stockholders’ equity as of December 31, 2014 was $2,554,745.

Net cash provided by operations for the year ended December 31, 2014 was $22,120 as compared to net cash provided by operations of $67,009 for the year ended December 31, 2013. Net cash provided by operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items, that are added or deducted to arrive at net cash provided by operations, include accounts receivable and accounts payable.

Allied expects net cash to continue to be provided by operations in future periods as revenues are expected to increase.

Net cash used in investing activities for the years ended December 31, 2014 and December 31, 2013, was zero. Allied expects to use net cash flow in investing activities over future periods as it  identifies exploration opportunities and considers additional acquisitions.

Net cash from financing activities for the years ended December 31, 2014 and December 31, 2013, was zero. Allied does not expect net cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied has no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2014, 600,000 options had been granted of which all have vested.

Allied has entered into an agreement with its chief executive officer that provides for a five year term,

effective July 1, 2013, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2014, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Recent Accounting Pronouncements

Please see Note 14 to our financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2014  and  2013  in  addition  to  our supplementary schedules are attached hereto as F-1 through F-20.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. (the Company) as of

December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS LLC

JONES SIMKINS LLC

Logan, Utah

April 15, 2015

ALLIED RESOURCES, INC.

BALANCE SHEETS

December 31, 2014 and 2013

ASSETS

2014

2013

Current assets:

Cash

$

1,412,161

1,390,041

Accounts receivable

61,126

41,800

Total current assets

1,473,287

1,431,841

Oil and gas properties (proven), net (successful

efforts method)

615,036

665,560

Deposits

704,701

704,701

Total assets

$

2,793,024

2,802,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

14,735

12,857

Total current liabilities

14,735

12,857

Asset retirement obligation

223,544

213,001

Total liabilities

238,279

225,858

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,367,366)

(7,345,867)

Total stockholders' equity

2,554,745

2,576,244

Total liabilities and stockholders' equity

$

2,793,024

2,802,102

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

2014

2013

Revenue:

Oil and gas sales

$

548,099

612,759

Other

37,500

-

585,599

612,759

Operating expenses:

Production costs

352,775

356,304

Depletion and amortization

50,524

53,067

General and administrative expenses

206,032

220,121

609,331

629,492

Loss from operations

(23,732)

(16,733)

Interest income

2,233

3,311

Loss before provision for income taxes

(21,499)

(13,422)

Provision for income taxes

-

-

Net loss

$

(21,499)

(13,422)

Loss per common share - basic and diluted

$

-

-

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2014 and 2013

Additional

Total

Common Stock

Paid-In

Accumulated

Stockholders'

Shares

Amount

Capital

Deficit

Equity

Balance at January 1, 2013

5,653,011    $

5,653    $

9,897,143    $

(7,332,445)    $

2,570,351

Stock option compensation

expense

-

-

19,315

-

19,315

Net loss

-

-

-

(13,422)

(13,422)

Balance at December 31, 2013

5,653,011

5,653

9,916,458

(7,345,867)

2,576,244

Net loss

-

-

-

(21,499)

(21,499)

Balance at December 31, 2014

5,653,011    $

5,653    $

9,916,458    $

(7,367,366)    $

2,554,745

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

2014

2013

Cash flows from operating activities:

Net loss

$

(21,499)

(13,422)

Adjustments to reconcile net loss to net

cash provided by operating activities:

Depletion and amortization

50,524

53,067

Stock option compensation expense

-

19,315

Accretion expense

10,543

10,045

(Increase) decrease in:

Accounts receivable

(19,326)

20,296

Increase (decrease) in:

Accounts payable

1,878

(22,292)

Net cash provided by operating activities

22,120

67,009

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase in cash

22,120

67,009

Cash, beginning of year

1,390,041

1,323,032

Cash, end of year

$

1,412,161

1,390,041

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

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

Accounts Receivable

Accounts receivable are amounts due on oil and gas sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance, current economic conditions, and the financial stability of customers.

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

December 31, 2014 and 2014

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

Income Taxes

The Company files Federal and state income tax returns in states in which it operates. Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

December 31, 2014 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies  (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. Common stock equivalents that could potentially dilute earnings per share are common stock options.

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.

Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the recognition criteria in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.

The Company does not have any gas balancing arrangements.

Stock-Based Compensation

At December 31, 2014, the Company has a stock option plan, which is described more fully in Note 8. The

Company accounts for stock compensation under ASC Topic 718. This topic requires the Company to recognize compensation cost based on the grant date fair value of options granted.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

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

December 31,

2014

2013

Oil and gas properties (successful efforts method)

$

8,513,291

8,513,291

Capitalized costs related to asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Less accumulated depreciation, depletion, and amortization

(7,991,754)

(7,941,230)

$

615,036

665,560

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells.

Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2014 and 2013 amounts on deposit were approximately $705,000 and

$705,000, respectively.

Note 4 – Asset Retirement Obligation

The Company is subject to certain regulations implemented to protect the environment. These regulations require that when oil and gas wells are abandoned, the owners must perform certain reclamation activities related to the oil and gas wells. Accordingly, a liability has been established equal to the present value of the

Company’s estimated pro-rata share of the obligation. The Company has no assets that are legally restricted for the purpose of settling this obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

2014

2013

Balance at beginning of year

$

213,001

202,956

Accretion expense

10,543

10,045

Balance at end of year

$

223,544

213,001

Note 5 – Income Taxes

The provision (benefit) for income taxes differs from the amount computed at federal statutory rates as follows:

2014

2013

Federal income tax benefit at statutory rate

$

(7,000)

(2,000)

State income tax benefit, net of federal tax benefit

(1,000)

(1,000)

Expiration of net operating loss carry-forward

-

5,000

Change in valuation allowance

9,000

(3,000)

Other

(1,000)

1,000

$

-

-

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

Note 5 – Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

2014

2013

Net operating loss carry-forwards

$

729,000

732,000

Asset retirement obligation

66,000

62,000

Depletion and amortization

128,000

120,000

Stock compensation expense

66,000

66,000

989,000

980,000

Less valuation allowance

(989,000)

(980,000)

$

-

-

As  of  December  31,  2014,  the  Company  had  net  operating  loss  (NOL)  carry-forwards  of  approximately

$2,143,000.  If  substantial  changes  in  the  Company’s  ownership  should  occur  there  would  be  an  annual limitation of  the amount  of  NOL  carry-forwards which  could  be utilized.  Also,  the  ultimate realization of these carry-forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year

Year of

Generated

Amount

Expiration

1998

68,000

2018

1999

1,980,000

2019

2001

4,000

2021

2002

78,000

2022

2011

12,000

2031

2012

1,000

2032

$

2,143,000

The Company is no longer subject to examination by federal and state taxing authorities for years prior to

2011.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

Note 6 – Related Party Transactions

The  Company  leases  office  space  on  a  month-to-month  basis  from  the  CEO  of  the  Company.  The  lease requires  monthly  payments  of  $1,000.  The  Company  incurred  rent  expense  of  $12,000  during  the  years ended  December  31,  2014  and  2013.  At  December  31,  2014  and  2013,  $1,000  was  included  in  accounts payable for rent.

The Company has an agreement with its CEO to provide executive services. The agreement requires monthly payments of $10,000. The Company incurred management and consulting fees of approximately

$120,000 during the years ended December 31, 2014 and 2013. At December 31, 2014 and 2013, $10,000

was included in accounts payable for management services.

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest or income taxes during the years ended December 31, 2014 and 2013.

Note 8 – Stock Options

The Company has a stock option plan (the Plan) which allows for the issuance of the Company’s common stock or the grant of options to acquire the Company’s common stock from time to time to employees,

directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

At December 31, 2014 and 2013, the Company had 600,000 options outstanding at an exercise price of

$0.35. During the years ended December 31, 2014 and 2013, the Company did not have any changes in the number of outstanding options.

Note 9 – Stock Based Compensation

The  following  table  summarizes  information  about  common  stock  options  outstanding  at  December  31,

2014

Outstanding

Exercisable

Weighted

Average

Weighted

Weighted

Remaining

Average

Average

Exercise

Number

Contractual

Exercise

Number

Exercise

Price

Outstanding

Life (Years)

Price

Exercisable

Price

$  0.35

600,000

4.0

$  0.35

600,000

$  0.35

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

Note 10 – Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2014 and 2013 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheet. Carrying value approximates fair value due to the short maturity of the instruments identified as current assets and liabilities. The Company’s financial instruments are held for non-trading purposes.

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

Note 13 – Subsequent Events

The Company evaluated its December 31, 2014, financial statements for subsequent events through the date the financial  statements were issued. The Company is not  aware of  any subsequent  events which would require recognition or disclosure in the financial statements.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2014

Note 14 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2014 and 2013

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,

2014

2013

Proved oil and gas properties and related equipment

$

8,513,291

8,513,291

Unproved oil and gas properties

-

Capitalized costs related to asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Accumulated depreciation, depletion, amortization

and valuation allowances

(7,991,754)

(7,941,230)

$

615,036

665,560

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,

2014

2013

Acquisition of properties:

Proved

$

-

-

Unproved

$

-

-

Exploration costs

$

-

-

Development costs

$

-

-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2014 and 2013

Results of Operations for Producing Activities

Years Ended

December 31,

2014

2013

Oil and gas revenues

$

548,099

612,759

Production costs net of reimbursements

(352,775)

(359,304)

Exploration costs

-

-

Depreciation, depletion, amortization, and valuation provisions

(50,524)

(53,067)

Net income before income taxes

144,800

203,388

Income tax expense

49,000

69,000

Results of operations from producing activities (excluding

corporate overhead and interest costs)

$

95,800

134,388

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2014 and 2013

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

2014

2013

Oil

Gas

Oil

Gas

(bbls)

(mcf)

(bbls)

(mcf)

Proved developed and undeveloped reserves:

Beginning of year

26,434

1,438,888

27,557

1,017,803

Revision in previous estimates

972

43,794

1,716

520,929

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(2,945)

(95,799)

(2,839)

(99,844)

Sales in place

-

-

-

-

End of year

24,461

1,386,883

26,434

1,438,888

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2014 and 2013

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

and Gas Reserves (Unaudited)

Years Ended

December 31,

2014

2013

Future cash inflows

$

6,605,000

7,277,000

Future production and development costs

(4,374,000)

(4,770,000)

Future income tax expenses

(758,000)

(853,000)

1,473,000

1,654,000

10% annual discount for estimated timing of cash flows

(833,000)

(920,000)

Standardized measure of discounted future net cash flows

$

640,000

734,000

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

December 31, 2014 and 2013

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

Years Ended

December 31,

2014

2013

Balance, beginning of year

$

734,000

553,000

Sales of oil and gas produced net of production costs

(191,000)

(206,000)

Net changes in prices and production costs

137,000

(284,000)

Extensions and discoveries, less related costs

-

-

Purchase and sales of minerals in place

-

-

Revisions of estimated development costs

-

-

Revisions of previous quantity estimate

(59,000)

471,000

Accretion of discount

73,000

55,000

Net changes in income taxes

(54,000)

145,000

Balance, end of year

$

640,000

734,000

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

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Allied:

Name

Age

Year

Positions Held

Elected/Appointed

Ruairidh Campbell

51

1998

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Director

Ed Haidenthaller

51

2004

Director

Paul Crow

68

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

Officer and Director Responsibilities and Qualifications

Mr. Campbell is responsible for the overall management of Allied and is involved in all of its day-to-day operations and administration. He also serves as a director and as a member of Allied’s audit committee.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law and energy law.

Other Public Company Directorships in the Last Five Years

Over the last five years to present Mr. Campbell has served and continues to serve as an officer and director of Arvana, Inc., a company without significant operations (May 2013 to present) and as an officer and director of Park Vida Group, Inc. a real estate development company with interests in the

Dominican Republic (December 1998 to January 2015).

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of the Forms 3, 4 and 5 furnished to Allied, we are not aware of any person who,

during the period ended December 31, 2014, failed to file, on a timely basis, reports required by Section

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

During the year ended December 31, 2014, Allied compensated each of its non-executive directors for their participation in four meetings of the board of directors held over the annual period.

During the year ended December 31, 2014, Allied compensated one of its directors pursuant to a consulting agreement with him for services rendered as corporate secretary for annual compensation of $3,000.

During the year ended December 31, 2014, Allied compensated one of its directors, pursuant to an executive agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting officer, for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to Allied.

The following table provides summary information for the year 2014 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of our directors.

Directors’ Summary Compensation Table

Name

Fees earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)

compensation

compensation

($)

($)

($)

($)

Ruairidh Campbell

120,000*

-

-

-

-

12,000**

132,000

Paul Crow

2,000

-

-

-

-

3,000***

5,000

Ed Haidenthaller

2,000

-

-

-

-

-

2,000

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

Executive compensation for the year ended December 31, 2014 was $132,000 as compared to $148,000 for the year ended December 31, 2013. The decrease can be attributed to the full vesting of stock option grants in the prior year. Compensation includes a monthly consulting fee, stock options and rent paid to our sole executive officer in exchange for office space. Outside of the stock option grant, the consistency in executive compensation in the comparative annual periods is attributable to Allied’s executive agreement with its sole executive officer. We anticipate that executive compensation will remain relatively consistent over the remaining term of the five year agreement.

Tables

The  following  table  provides  summary  information  for  the  years  2014,  and  2013  concerning  cash  and non-cash compensation paid or  accrued by Allied to or  on behalf  of  (i)  the chief executive officer  and (ii)

any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Ruairidh

2014      120,000

-

-

-

-

-

12,000

132,000

Campbell,

2013      120,000

-

-

16,000

-

-

12,000

148,000

CEO, CFO,

PAO and

director

The following table provides summary information for 2014 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Allied to or on behalf of (i) the chief executive officer and

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Allied’s 5,653,011 shares of common stock issued and outstanding as of April 15, 2015, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers

Title of Class

Number of

Percent of

and Beneficial Owners

Shares

Class

Ruairidh Campbell

3002 Kinney Avenue

Common

2,060,000*

36.4

Austin, Texas 78704

Ed Haidenthaller

1193 East 800 North

Common

10,000**

<1.0

Layton, Utah  84040

Paul Crow

1185 East 5840 South

Common

10,000***

<1.0

Salt Lake City, Utah 84121

All Executive Officers and Directors

as a Group (3)

Common

2,080,000

36.4

*      Ruairidh Campbell holds 500,000 vested options to purchase 500,000 common shares at $0.35.

**    Ed Haidenthaller holds 50,000 vested options to purchase 50,000 common shares at $0.35.

***  Paul Crow holds 50,000 vested options to purchase 50,000 common shares at $0.35.

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

2014

2013

Audit fees

$

40,245   $

40,200

Audit-related fees

-

-

Tax fees

7,030

6,525

All other fees.

-

-

Total fees paid or accrued to our principal accountants      $

47,275 $

46,725

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

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-20, and are included as part of this Form 10-K:

Financial Statements of Allied for the years ended December 31, 2014 and 2013:

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

April 15, 2015

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

Date

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting

April 15, 2015

Officer and Director

/s/ Ed Haidenthaller

April 15, 2015

Ed Haidenthaller

Director

/s/ Paul Crow

Paul Crow

April 15, 2015

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

2003).

10.3 *

Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on

April 21, 2003).

10.4*

Executive Agreement between Allied and Ruairidh Campbell dated July 1, 2013 filed on

March 31, 2014.

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

40