Form 10-Q
period 2015-03-31
ALLIED RESOURCES INC
filed 2015-05-15
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2015.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at May 15, 2015, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

March 31, 2015 (Unaudited)  and December 31, 2014 (audited)

Unaudited Condensed Statements of Operations for the

5

three month period ended March 31, 2015 and March 31, 2014

Unaudited Condensed Statements of Cash Flows for the

6

three month period ended March 31, 2015 and March 31, 2014

Condensed Notes to Unaudited  Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

8

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.

Controls and Procedures

14

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

March 31,

December 31,

2015

2014

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,378,858

1,412,161

Accounts receivable

82,536

61,126

Total current assets

1,461,394

1,473,287

Oil and gas properties (proven), net (successful

efforts method)

603,723

615,036

Deposits

704,701

704,701

Total assets

$

2,769,818

2,793,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

11,697

14,735

Total current liabilities

11,697

14,735

Asset retirement obligation

226,311

223,544

Total liabilities

238,008

238,279

Commitments and contingencies

Stockholders' equity:

Common stock, $0.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,390,301)

(7,367,366)

Total stockholders' equity

2,531,810

2,554,745

Total liabilities and stockholders' equity

$

2,769,818

2,793,024

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

2015

2014

Revenue:

Oil and gas sales

$

111,101

131,224

Operating expenses:

Production costs

89,398

90,625

Depletion and amortization

11,313

6,667

General and administrative expenses

34,542

67,743

135,253

165,035

Loss from operations

(24,152)

(33,811)

Interest income

1,217

518

Loss before provision for income taxes

(22,935)

(33,293)

Provision for income taxes

-

-

Net loss

$

(22,935)

(33,293)

Loss per common share - basic and diluted

$

-

(0.01)

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

2015

2014

Cash flows from operating activities:

Net loss

$

(22,935)

(33,293)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

11,313

6,667

Accretion expense

2,767

2,636

(Increase) decrease in:

Accounts receivable

(21,410)

(5,267)

Increase (decrease) in:

Accounts payable

(3,038)

25,580

Net cash used in operating activities

(33,303)

(3,677)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(33,303)

(3,677)

Cash, beginning of year

1,412,161

1,390,041

Cash, end of year

$

1,378,858

1,386,364

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2015.

Note 2 – Additional Footnotes Included By Reference

There has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2015 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2015 and March 31,

2014.

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

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund exploration or development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to sustain operations. Should Allied be unable to generate sufficient cash flow from existing properties, it may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of its common stock.

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

Results of Operations

During the period from January 1, 2015 through March 31, 2015, Allied was engaged in evaluating acquisition opportunities in Texas, examining the operating efficiencies of existing wells, and overseeing the operation of its oil and gas assets by independent operators. The operation and maintenance of

Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the three months ended March 31, 2015, Allied realized a net loss due primarily to the decline in energy prices and depletion over the comparable three month period. Allied believes that the immediate key to its ability to return to profitability are energy prices. Should oil and gas prices rise, and expenses remain relatively consistent, Allied believes that it will be able to return to net profits in future periods.

THREE MONTHS ENDED MARCH 31

2015

2014

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

7

4

3

75%

Natural gas (mcf/day)

263

134

129

96%

Barrels of oil equivalent (boe/day)

51

26

25

93%

PROFITABILITY

Petroleum and natural gas revenue

$

111,101     $

131,224

(20,123)

-15%

Net Revenue

111,101

131,224

(20,123)

-15%

Production and operating costs

89,398

90,625

(1,227)

-1%

Field netback

21,703

40,599

(18,896)

-47%

G&A

34,542

67,743

(33,201)

-49%

Net cash flow from operations

(12,839)

(27,144)

14,305

53%

Depletion, depreciation and other charges

11,313

6,667

4,646

70%

Future income taxes

-

-

-

0%

Net loss from operations

$

(24,152)     $

(33,811)

9,659

29%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

24.28

55.37

(31.08)

-56%

Production and operating costs

19.54

38.24

(18.70)

49%

Field netback ($/boe)

4.74

17.13

(12.39)

-72%

Net loss ($/boe)

(5.28)

(14.27)

 8.99

63%

Cash flow from operations ($/boe)

(2.81)

(11.45)

8.65

75%

Revenue

Revenue for the three month period ended March 31, 2015, decreased to $111,101 from $131,224 for the comparable period ended March 31, 2014, a decrease of 15%. The decrease in revenue over the comparable three month periods can be attributed to the change in energy prices paid when comparing the respective periods despite the increase in production of both oil and natural gas in the current period.

Allied believes that revenue will increase over near term future periods as energy prices stabilize and production levels remain relatively consistent.

Net Losses

Net losses for the three month period ended March 31, 2015, decreased to $22,935 as compared to net losses of $33,293 for the three month period ended March 31, 2014, a decrease of 32%. The decrease in net losses over the comparable three month periods can be attributed to the decrease in general and administrative expenses and production costs offset by an increase in depletion expense.

Allied expects to return to net income in future periods as revenues are expected to increase with oil and natural gas prices, and increased productivity in the field.

Operating Expenses

General and administrative expenses for the three month period ended March 31, 2015, decreased to

$34,542 from $67,743 for the comparable three month period ended March 31, 2014, a decrease of 49%.

The decrease in general administrative expenses over the comparable three month periods can be attributed to expenses related to field due diligence activities in the prior three month period.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended March 31, 2015, and March 31, 2014 were $11,313 and $6,667 respectively, an increase of 70%.

Depletion expenses are expected to continue to increase in relation to the value attributed to aging oil and gas assets.

Production costs for the three month periods ended March 31, 2015, and March 31, 2014 were $89,398 and $90,625 respectively, a decrease of 1%. The decrease in production costs over the three month comparable periods can be attributed to a decrease in work over costs.

Allied expects that production costs will increase over future periods as existing wells age and require more vigorous maintenance.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended March 31, 2015 or 2014.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,449,697 as of March 31, 2015, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Total current assets as of March 31, 2015, were $1,461,394 which consisted of $1,378,858 in cash and

$82,536 in accounts receivable. Total assets were $2,769,818 which consisted of current assets, proven oil and gas properties of $603,723 and deposits of $704,701.

Total current liabilities as of March 31, 2015, were $11,697 which consisted of accounts payable. Total liabilities were $238,008 which consisted of current liabilities and an asset retirement obligation of

$226,311.

Stockholders’ equity as of March 31, 2015, was $2,531,810.

Net cash used in operating activities for the three month period ended March 31, 2015 was $33,303 as compared to net cash used in operating activities of $3,677 for the three month period ended March 31,

2014. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts receivable and accounts payable.

Allied expects to transition to cash flow provided by operations in future periods as net losses are expected to decrease in the near term with an increase in energy prices.

Net cash flow used in investing activities for the three month periods ended March 31, 2015 and March

31, 2014 was nil.

Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment.

Net cash flow from financing activities for the three month periods ended March 31, 2015 and March 31,

2015 was nil.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2015, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at March 31, 2015.

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

Off Balance Sheet Arrangements

As of March 31, 2015, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2014 and 2013, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU)  2014-15  requiring  an  entity’s  management  to  evaluate  whether  there  are  conditions  or  events,

considered  in  aggregate,  that  raise  substantial  doubt  about  entity’s  ability  to  continue  as  a  going  concern within one year after the date that the financial statements are issued (or within one year after the date that the  financial  statements  are  available  to  be  issued  when  applicable).  The  amendments  to  (ASU)  2014-15 are  effective  for  the  annual  period  ending  after  December  15,  2016,  and  for  annual  periods  and  interim periods thereafter. Early application is permitted.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended  March 31, 2015, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,367,366 at December 31, 2014, which had increased to $7,390,301 at March 31,

2015. We recorded a net loss of $22,935 for the three month period ended March 31, 2015 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition.

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

The operation and maintenance of our oil and natural gas operations is wholly dependent on independent local operators. While the services provided by operators of our properties in the past have proven adequate for the successful operation of our oil and natural gas wells, the fact that we are dependent on operations of third parties to produce revenue from our assets could restrict our ability to generate a net profit on operations.

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

18

ITEM 2.          UNREGISTERED

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

May 15, 2015

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

U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (attached).

99.1 *

Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-

Q filed on November 14, 2008).

99.2*

Reserve report from Sure Engineering, LLC (incorporated by reference to the Form 10-K filed on April 15, 2015).

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