Form 10-Q
period 2015-06-30
ALLIED RESOURCES INC
filed 2015-08-14
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2015.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at August 14, 2015, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

June 30, 2015 (Unaudited)  and December 31, 2014 (audited)

Unaudited Condensed Statements of Operations for the

5

three and six month periods ended  June 30, 2015 and June 30, 2014

Unaudited Condensed Statements of Cash Flows for the

6

six month periods ended June 30, 2015 and June 30, 2014

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

June 30,

December 31,

2015

2014

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,355,084

1,412,161

Accounts receivable

17,389

61,126

Total current assets

1,372,473

1,473,287

Oil and gas properties (proven), net (successful

efforts method)

592,550

615,036

Deposits

704,701

704,701

Total assets

$

2,669,724

2,793,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

20,463

14,735

Total current liabilities

20,463

14,735

Asset retirement obligation

229,077

223,544

Total liabilities

249,540

238,279

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,501,927)

(7,367,366)

Total stockholders' equity

2,420,184

2,554,745

Total liabilities and stockholders' equity

$

2,669,724

2,793,024

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Six Months Ended

June 30,

June 30,

2015

2014

2015

2014

Oil and gas sales

$

53,190

135,221

164,291

266,445

Operating expenses:

Production costs

66,802

89,844

156,200

180,469

Depletion and amortization

11,173

17,804

22,486

24,471

General and administrative

expenses

87,601

47,449

122,143

115,192

165,576

155,097

300,829

320,132

Loss from operations

(112,386)

(19,876)

(136,538)

(53,687)

Interest income

760

564

1,977

1,082

Loss before provision for

income taxes

(111,626)

(19,312)

(134,561)

(52,605)

Provision for income taxes

-

-

-

-

Net loss

$

(111,626)

(19,312)

(134,561)

(52,605)

Loss per common share -

basic and diluted

$

(0.02)

-

(0.02)

(0.01)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

2015

2014

Cash flows from operating activities:

Net loss

$

(134,561)

(52,605)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

22,486

24,471

Accretion expense

5,533

5,272

Decrease in:

Accounts receivable

43,737

10,184

Increase (decrease) in:

Accounts payable

5,728

(1,857)

Net cash used in operating activities

(57,077)

(14,535)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(57,077)

(14,535)

Cash, beginning of period

1,412,161

1,390,041

Cash, end of period

$

1,355,084

1,375,506

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

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

Note 3 – Subsequent  Events

The Company evaluated its  June 30, 2015 financial statements for subsequent  events through the date the  financial statements were issued. The Company is not  aware of any subsequent  events which would require recognition or disclosure  in the  financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2015 and June

30, 2014.

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

Exploration, Development and Operations

The dramatic decline in oil prices over the last twelve months has negatively affected Allied’s business and will continue to do so if current oil prices remain consistent or continue to decline. Nevertheless,

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

Pennsylvania, Ohio, New York, West Virginia and adjacent states have become a major reservoir for hydrocarbon recovery. Drilling by other companies in Ritchie County has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet varying in thickness from 50 – 60 feet. We have been approached by active operators in the area to conduct potential joint development of this potential resource with the expectation that hydrocarbon reserves meet the probable reserves criteria. However, since exploration of the

Marcellus and Utica shale in Ritchie County is still in its infancy no oil or natural gas reserves underlying our interests have yet been determined and no joint development agreement has been reached. We intend to conduct a probable reserve evaluation this year to value probable reserves. Nevertheless, our future plans to develop these shale formations has been significantly tempered by the high risk/reward ratio of exploratory drilling and the drastic decline in oil prices combined with sustained lower prices for natural gas.

Results of Operations

During the period from January 1, 2015 through June 30, 2015, Allied was engaged in evaluating acquisition opportunities in Texas,  examining the operating efficiencies of existing wells,  and overseeing the operation of its oil and gas assets by independent operators. The operation and maintenance of

Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to  maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the six months ended June 30, 2015, Allied realized a net loss due primarily to the decline in energy prices and depletion over the comparable six month period. Allied believes that the immediate key to its ability to return to profitability is energy prices. Should oil and gas prices rise, and expenses remain relatively consistent,  Allied believes that it can return to net profits in future periods.

SIX MONTHS ENDED JUNE 30

2015

2014

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

11

8

3

38%

Natural gas (mcf/day)

232

266

(34)

-13%

Barrels of oil equivalent  (boe/day)

50

52

(2)

-4%

PROFITABILITY

Petroleum and  natural gas revenue

$

164,291     $

266,445

(102,154)

-38%

Net  Revenue

164,291

266,445

(102,154)

-38%

Production and operating costs

156,200

180,469

(24,269)

-13%

Field netback

8,091

85,976

(77,885)

-91%

G&A

122,143

115,192

6,951

6%

Net  cash flow  from operations

(114,052)

(29,216)

(84,836)

-290%

Depletion, depreciation and other charges

22,486

24,471

(1,985)

-8%

Future income taxes

-

-

-

0%

Net  loss from operations

$      (136,538)    $

(53,687)

(82,851)

-154%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

18.15

28.31

(10.16)

-36%

Production and operating costs

17.26

19.17

(1.91)

-10%

Field netback ($/boe)

0.89

9.13

(8.24)

-90%

Net  loss ($/boe)

(15.09)

(5.70)

(9.38)

-164%

Cash flow  from operations ($/boe)

(12.60)

(3.10)

(9.50)

-306%

Revenue

Revenue for the three month period ended June 30, 2015, decreased to $53,190 from $135,221 for the comparable period ended June 30, 2014, a decrease of 61%.  Revenue for the six month period ended

June 30, 2015, decreased to $164,291 from $266,445 for the comparable period ended June 30, 2014, a decrease of 38%. The decrease in revenue over the comparable three and six month periods can be attributed to the drastic decrease in oil prices and sustained lower natural gas prices despite the increase in oil production in the current period.

Allied believes that revenue will increase in future periods based on current assets only if energy prices increase and production levels remain relatively consistent.

Net Losses

Net losses for the three month period ended June 30, 2015, increased to $111,626 as compared to net losses of $19,312  for the three month period ended June 30, 2014, an increase of 478%. Net losses for the six month period ended June 30, 2015, increased to $134,561 as compared to net losses of $52,605 for the six month period ended June 30, 2014, an increase of 156%.  The decrease in net losses over the comparable three and six month periods can be primarily attributed to the fall in revenue associated with the comparative decrease in energy prices over the current periods.

Allied expects to return to net income in future periods based on current assets only if revenues increase and current productivity in the field remains consistent.

Operating Expenses

General and administrative expenses for the three month period ended June 30, 2015, increased to

$87,601 from $47,449 for the comparable three month period ended June 30, 2014, an increase of 85%.

General and administrative expenses for the six month period ended June 30, 2015, increased to $122,143 from $115,192, an increase of 6%. The increase in general administrative expenses over the comparable three and six month periods can be primarily attributed to an increase in professional fees related to the compilation of our 2015 reserve report.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended June 30, 2015, and June 30, 2014, were $11,173 and $17,804 respectively, a decrease of 37%. Depletion expenses for the six month periods ended June

30, 2015, and June 30, 2014, were $22,486 and $24,471 respectively, a decrease of 8%.

Depletion expenses are expected to remain relatively consistent in relation to the value attributed to aging oil and gas assets.

Production costs for the three month periods ended June 30, 2015, and June 30, 2014, were $66,802 and

$89,844 respectively, a decrease of 26%. Production costs for the six month periods ended June 30, 2015,

and June 30, 2014, were $156,200 and $180,469 respectively, a decrease of 13%. The decrease in production costs over the three and six month comparable periods can be attributed to a decrease in work over costs.

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

Capital Expenditures

Allied made no  capital expenditures on property or equipment for the six months ended June 30, 2015 or

2014.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,352,010 as of June 30, 2015, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Total current assets as of June 30, 2015, were $1,372,473 which consisted of $1,355,084 in cash and

$17,389 in accounts receivable. Total assets were $2,669,724 which consisted of current assets, proven oil and gas properties of $592,550 and deposits of $704,701.

Total current liabilities as of June 30, 2015, were $20,463 which consisted of accounts payable. Total liabilities were $249,540 which consisted of current liabilities and an asset retirement obligation of

$229,077.

Stockholders’ equity as of June 30, 2015, was $2,420,184.

Net cash used in operating activities for the six month period ended June 30, 2015 was $57,077 as compared to net cash used in operating activities of $14,535 for the six month period ended June 30,

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

Allied expects to continue to rely on net cash flow used in operating activities until revenue increases and net losses decrease or are eliminated with an increase in energy prices.

Net cash flow used in investing activities for the six month periods ended June 30, 2015, and June 30,

2014, was nil.

Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment.

Net cash flow from financing activities for the six month periods ended June 30, 2015, and June 30,

2014, was nil.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2015, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at June 30, 2015.

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

Off Balance Sheet Arrangements

As of June 30, 2015, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

14

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended  June 30, 2015, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,367,366 at December 31, 2014, which had increased to $7,501,927 at June 30,

2015. We recorded a net loss of $134,561 for the six month period ended June 30, 2015 and may continue to realize future net losses if revenues do not increase. Our expectation of profitability depends on higher energy prices and increased production through exploration, development or acquisition. Allied’s success in this continued endeavor can in no way be assured.

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

August 14, 2015

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