Form 10-Q
period 2015-09-30
ALLIED RESOURCES INC
filed 2015-11-16
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2015.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at November 16, 2015, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

September 30, 2015 (Unaudited)  and December 31, 2014 (audited)

Unaudited Condensed Statements of Operations for the

5

three and nine month periods ended September 30, 2015 and September 30, 2014

Unaudited Condensed Statements of Cash Flows for the

6

nine month periods ended September 30, 2015 and September 30, 2014

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

September 30,

December 31,

2015

2014

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,305,951

1,412,161

Accounts receivable

31,018

61,126

Total current assets

1,336,969

1,473,287

Oil and gas properties (proven), net (successful

efforts method)

581,217

615,036

Deposits

704,701

704,701

Total assets

$

2,622,887

2,793,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

13,709

14,735

Total current liabilities

13,709

14,735

Asset retirement obligation

231,844

223,544

Total liabilities

245,553

238,279

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,544,777)

(7,367,366)

Total stockholders' equity

2,377,334

2,554,745

Total liabilities and stockholders' equity

$

2,622,887

2,793,024

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Nine Months Ended

September 30,

September 30,

2015

2014

2015

2014

Oil and gas sales

$

89,892

158,417

254,183

424,862

Operating expenses:

Production costs

81,408

89,340

237,608

269,809

Depletion and amortization

11,333

12,514

33,819

36,985

General and administrative

expenses

40,731

49,690

162,874

164,882

133,472

151,544

434,301

471,676

Income (loss) from operations

(43,580)

6,873

(180,118)

(46,814)

Interest income

730

571

2,707

1,653

Income (loss) before provision

for income taxes

(42,850)

7,444

(177,411)

(45,161)

Provision for income taxes

-

-

-

-

Net income (loss)

$

(42,850)

7,444

(177,411)

(45,161)

Income (loss) per common share -

basic and diluted

$

(0.01)

-

(0.03)

(0.01)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

2015

2014

Cash flows from operating activities:

Net loss

$

(177,411)

(45,161)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

33,819

36,985

Accretion expense

8,300

7,907

(Increase) decrease in:

Accounts receivable

30,108

(43,795)

Increase (decrease) in:

Accounts payable

(1,026)

11,936

Net cash used in operating activities

(106,210)

(32,128)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(106,210)

(32,128)

Cash, beginning of period

1,412,161

1,390,041

Cash, end of period

$

1,305,951

1,357,913

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

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

Note 3 – Subsequent Events

The Company evaluated its September 30, 2015 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2015 and

September 30, 2014.

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

Allied’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of production growth. Historically, Allied has not been able to generate sufficient cash flow from operations to sustain operations and fund exploration or development costs. Therefore, there can be no assurance that the wells currently producing revenue will provide sufficient cash flows to sustain operations. Should

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

Exploration, Development and Operations

The dramatic decline in oil prices over the last twelve months has negatively affected Allied’s business and continues to do as current oil and natural gas prices remain stagnant or in decline. Nevertheless, Allied will continue to pursue its business model which includes identifying non-operated oil and gas producing properties for purchase, seeking to acquire oil and gas leases that it can operate and implementing improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The decrease in prices for oil and the continuation of low natural gas prices is yet to increase the number of opportunities available to us due to our relatively limited cash position and the general belief among those in the energy business that prices will rebound in the near term stabilizing at $50-60 per barrel within the next 24 months.

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

Marcellus and Utica shale in Ritchie County is still in the early stages of development no oil or natural gas reserves underlying our interests have yet been determined and no joint development agreement has been reached. We intend to conduct a probable reserve evaluation this year to value probable reserves.

Nevertheless, our future plans to develop these shale formations has been significantly tempered by the high risk/reward ratio of exploratory drilling and the drastic decline in oil prices combined with sustained lower prices for natural gas.

Results of Operations

During the period from January 1, 2015 through September 30, 2015, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, and overseeing the operation of its oil and gas assets by independent operators. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators.

While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit.

For the nine months ended September 30, 2015, Allied realized a net loss due primarily to the decline in energy prices over the comparable nine month period. Allied believes that the immediate key to its ability to return to profitability is energy prices. Unless oil and gas prices rise, and expenses remain relatively consistent, Allied will continue to realize net losses in future periods.

NINE MONTHS ENDED SEPTEMBER 30

2015

2014

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

11

8

3

38%

Natural gas (mcf/day)

230

267

(37)

-14%

Barrels of oil equivalent (boe/day)

49

53

(4)

-7%

PROFITABILITY

Petroleum and natural gas revenue

$

254,183     $

424,862

(170,679)

-40%

Net Revenue

254,183

424,862

(170,679)

-40%

Production and operating costs

237,608

269,809

(32,201)

-12%

Field netback

16,575

155,053

(138,478)

-89%

G&A

162,874

164,882

(2,008)

-1%

Net cash flow from operations

(146,299)

(9,829)

(136,470)

-1,338%

Depletion, depreciation and other charges

33,819

36,985

(3,166)

-9%

Future income taxes

-

-

-

0%

Net loss from operations

$      (180,118)    $

(46,814))

(133,304)

-285%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

19.00

29.64

(10.64)

-36%

Production and operating costs

17.76

18.82

(1.06)

-6%

Field netback ($/boe)

1.24

10.82

(9.58)

-89%

Net loss ($/boe)

(13.46)

(3.27)

(10.20)

-312%

Cash flow from operations ($/boe)

(10.94)

(0.69)

(10.25)

-1,495%

Revenue

Revenue for the three month period ended September 30, 2015, decreased to $89,892 from $158,417 for the comparable period ended September 30, 2014, a decrease of 43%. Revenue for the nine month period ended September 30, 2015, decreased to $254,183 from $424,862 for the comparable period ended

September 30, 2014, a decrease of 40%. The decrease in revenue over the comparable three and nine month periods can be attributed to the drastic decrease in oil prices and sustained lower natural gas prices despite the increase in oil production in the current period.

Allied believes that revenue will increase in future periods based on current assets only if energy prices increase and production levels remain relatively consistent.

Net Losses/Income

Net losses for the three month period ended September 30, 2015, were $42,850 as compared to net income of $7,444 for the three month period ended September 30, 2014. Net losses for the nine month period ended September 30, 2015, increased to $177,411 as compared to net losses of $45,161 for the nine month period ended September 30, 2014, an increase of 293%.  The transition to net losses over the comparable three month periods and the increase in net losses over the comparable nine month periods can be attributed to the fall in revenue associated with the significant decrease in energy prices over the current periods.

Allied does not expect to return to net income in future periods based on current assets unless revenues increase and current productivity in the field remains consistent.

Operating Expenses

General and administrative expenses for the three month period ended September 30, 2015, decreased to

$40,731 from $49,690 for the comparable three month period ended September 30, 2014, a decrease of

2%. General and administrative expenses for the nine month period ended September 30, 2015, decreased to $162,874 from $164,882, a decrease of 1%. General and administrative expenses remained relatively consistent over the comparable three and nine month periods.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended September 30, 2015, and September 30, 2014, were

$11,333 and $12,514 respectively, a decrease of 9%. Depletion expenses for the nine month periods ended September 30, 2015, and September 30, 2014, were $33,819 and $36,985 respectively, a decrease of 9%.

Depletion expenses are expected to remain relatively consistent in relation to the value attributed to aging oil and gas assets.

Production costs for the three month periods ended September 30, 2015, and September 30, 2014, were

$81,408 and $89,340 respectively, a decrease of 9%. Production costs for the nine month periods ended

September 30, 2015, and September 30, 2014, were $237,608 and $269,809 respectively, a decrease of

12%. The decrease in production costs over the three and nine month comparable periods can be attributed to a decrease in work over costs.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the nine months ended September 30,

2015 or 2014.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,323,260 as of September 30, 2015, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Total current assets as of September 30, 2015, were $1,336,969 which consisted of $1,305,951 in cash and $31,018 in accounts receivable. Total assets were $2,622,887 which consisted of current assets,

proven oil and gas properties of $581,217 and deposits of $704,701.

Total current liabilities as of September 30, 2015, were $13,709 which consisted of accounts payable.

Total liabilities were $245,553 which consisted of current liabilities and an asset retirement obligation of

$231,844.

Stockholders’ equity as of September 30, 2015, was $2,377,334.

Net cash used in operating activities for the nine month period ended September 30, 2015 was $106,210 as compared to net cash used in operating activities of $32,128 for the nine month period ended

September 30, 2014. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts receivable and accounts payable.

Allied expects to continue to rely on net cash flow used in operating activities until net losses decrease or are eliminated as the result of any increase in energy prices.

Net cash flow used in investing activities for the nine month periods ended September 30, 2015, and

September 30, 2014, was nil.

Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment.

Net cash flow from financing activities for the nine month periods ended September 30, 2015, and

September 30, 2014, was nil.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2015, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at September 30, 2015.

Allied has no defined benefit plan or contractual commitment with any of its officers or directors except each member’s participation in our stock option plan and an executive agreement with its chief executive officer that provides for a monthly fee and participation in our stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Allied does not expect to pay cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

As of September 30, 2015, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events,

considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2015-03 which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.

Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments to (ASU) 2015-03 are effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. Early application is permitted.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended  September 30, 2015, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,367,366 at December 31, 2014, which had increased to $7,544,777 at

September 30, 2015. We recorded a net loss of $177,411 for the nine month period ended September 30,

2015 and may continue to realize net losses if revenues do not increase. Any expectation of future profitability depends on higher energy prices and consistent production . Allied’s success in this continued endeavor can in no way be assured.

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

November 16, 2015

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