Form 10-K
period 2015-12-31
ALLIED RESOURCES INC
filed 2016-04-29
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate  by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark  whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a  smaller reporting  company.  See  the  definitions  of  “large  accelerated  filer,”  “accelerated  filer”  and  “smaller  reporting  company”  in  Rule

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (3,573,011  shares)  was  approximately  $625,277  based  on  the  average  closing  bid  and  ask  prices  ($0.175)  for  the common stock on April 29, 2016.

At April  29, 2016, the  number  of  shares  outstanding of  the  registrant's  common  stock, $0.001  par  value (the  only  class  of  voting stock), was 5,653,011.

TABLE OF CONTENTS

PART I

Item1.

Business ......................................................................................................................... 3

Item 1A.

Risk Factors ................................................................................................................. 13

Item 1B.

Unresolved Staff Comments     ......................................................................................... 16

Item 2.

Properties ..................................................................................................................... 16

Item 3.

Legal Proceedings  ........................................................................................................ 19

Item 4.

Mine Safety Disclosures    ............................................................................................... 19

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer

Purchases of Equity Securities   ...................................................................................... 20

Item 6.

Selected Financial Data    ................................................................................................ 21

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations   .................................................................................................................. 21

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk        ......................................... 26

Item 8.

Financial Statements and Supplementary Data     .............................................................. 27

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure .................................................................................................................... 28

Item 9A.

Controls and Procedures  ............................................................................................... 28

Item 9B.

Other Information......................................................................................................... 29

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance      ............................................. 30

Item 11.

Executive Compensation      .............................................................................................. 34

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters    ..................................................................................................... 36

Item 13.

Certain Relationships and Related Transactions, and Director Independence          ................. 36

Item 14.

Principal Accountant Fees and Services     ........................................................................ 37

PART IV

Item 15.

Exhibits, Financial Statement Schedules            ....................................................................... 38

Signatures

..................................................................................................................................... 39

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

Allied trades on the OTC Markets Group, Inc. under the symbol “ALOD”.

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

The distribution of our interests in West Virginia oil and gas leases is detailed below:

West Virginia Oil and Gas Leases

Well Name(s)

% Working Interest

% Net Revenue Interest

Anderson

75

63.5742

Batson

51.5625

45.1172

Britton

75

63.28125

B. Rutherford

75

65.625

Cokely 582

75

63.5742

Cokely 633-654

75

60.9375

Conrad

75

61.5234

Deem

75

63.5742

E. Goff

75

58.8867

Jay Goff

65.625

55.3709

John Goff

60.9375

51.416

Fire Snyder

75

61.5732

GT Sommerville

75

65.625

Gus Bee

75

63.5742

Foster

70.3125

52.7344

Kennedy

75

63.5742

Law

75

63.5742

Leeson

75

65.625

Mullenix

33.984

27.12

Wellings

75

61.5234

Wellings 1A

63.9637

55.9682

Patton

75

63.5942

Riddle

75

65.625

Richards

75

63.5742

A. J. Scott

37.5

32.8125

Spurgeon

75

63.5742

Stanley 2 & 3

18.75

15.00

Stanley 583

75

63.5742

Summers 2

75

63.28125

Sutton

72.6562

55.0593

Taylor Carr

70.3125

54.9316

Toothman

75

65.625

Vincent 20 C

75

65.625

Vincent 25 C

75

65.625

Vincent 35 C

75

65.625

Vincent 41 C

75

65.625

V. Zinn

75

65.625

Baker Baughman

75

65.625

Baker Baughman 81

75

65.625

Bollinger

75

60.9375

Gill

75

65.625

Gill 3

50

43.75

Haddox

75

65.625

Mills

75

65.625

Sweet 1 & 2

75

65.625

Sweet 3

50

43.75

Watson

75

65.625

Watson 85

75

65.625

Watson 86

75

65.625

Watson 6-87

75

65.625

Wolfe

75

56.25

Browne 1

75

65.625

West Virginia Operator

Our West Virginia wells are maintained and operated by Allstate Energy Corporation (“Allstate”), a local operator, under the terms of an operating agreement. Allstate was formed in 1979 and employs up to 10 people.

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

West Virginia Properties

Allied’s interests in our West Virginia oil and gas properties are the direct result of our relationship with

Allstate. The majority of our West Virginia oil and gas interests, approximately 90 wells, were acquired as part of the Ashland Properties acquisition pursuant to the terms and conditions of a Joint Venture

Agreement dated May 1, 1996. Allied’s other interests in wells outside of the Ashland Properties were the result of agreeing to a percentage interest through Allstate farm out arrangements, individual well/lease assignments, and drilling agreements spanning the time period from 1981 to 2002. We were not furnished with any engineering reports prior to purchasing interests in our oil and gas properties.

Allstate maintains an interest in each of our wells in West Virginia.

Texas Well Information

Allied owns varying interests in 10 wells located in Texas on four leases held by independent operators. All the wells in which we have an interest are situated on developed acreage spread over 2,510 acres in Goliad,

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

Well Name(s)

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

Texas Properties

On May 1, 2007, Allied acquired an interest in the Harper #2 well located within the Ramon Musquiz

Survey, A-29, Goliad, Texas from Spanish Moss Energy Company, LLC. The Harper #2 well is operated by Hankey Oil Company and produces oil and gas from the Wilcox formation.

On August 1, 2007, Allied acquired interests in the ten properties located in Sections 24, 41, 42 and 46 of the CCSD & RGNG RR Co. Survey, Edwards County, Texas from Rischco Energy, Inc. (“Rischco”). The acquisition included an interest in the pipeline gathering system connected to five of the wells. The properties are operated by Marshall & Winston, Inc. and produces oil and gas from the Frances Hill (Penn

Lower) field in the Canyon Sands formation. Three of the wells purchased from Rischco have since been plugged due to depletion and production of non-commercial quantities of natural gas.

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

Allied’s oil and gas interests combined in West Virginia and in Texas in the aggregate produced on average

374 STBO and 8,040 MCFG per month in 2015.

Exploration, Development and Operations

The dramatic decline in oil prices over the last eighteen months has had a significant negative effect on

Allied’s business.  Even though production has remained relatively consistent revenues over the annual period have plummeted. The revenue will continue to decrease until such time as prices increase. Since the end of the annual period, prices for oil and gas appear to be trending towards a gradual recovery. However,

the strength of any sustained recovery over time can in no way be assured.

Allied will continue to identify  non-operated oil and gas producing properties for purchase, oil and gas leases that it could operate and implement improved production efficiencies on existing wells. Our criteria for purchasing oil and gas producing properties is defined by short term returns on investment, long term growth in revenue, and development potential, while our criteria for acquiring oil and gas leases is predicated on a proven record of historical production and our own capacity to operate any given field. The decrease in prices for oil and the continuation of low natural gas prices has increased the opportunities available to us though we are limited by our limited cash position and the expectation that prices for oil will increase to average around $50.00 per NYMEX WTI Crude barrel and natural gas will increase to average around $3.72 per mcf within the next 12 months.

We are further considering future prospects for the development of the Marcellus and Utica shale formations that underlie Allied’s oil and gas interests in West Virginia. The Marcellus and Utica shale structures that underlay much of Pennsylvania, Ohio, New York, West Virginia and adjacent states are major reservoirs for hydrocarbon recovery. Drilling by third party operators in Ritchie County, West

Virginia has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet that varies in thickness from 50 – 60 feet. We have been approached by an active operator in the area that seeks the right to potentially develop this prospective resource. No oil or natural gas reserves underlying our interests in West Virginia have been proven. However, we have obtained a probable reserve calculation that places a value on probable reserves underlying certain of our leases in Ritchie County based on our portion of an estimated royalty payment that would issue if a third party operator recovered commercial quantities of oil and gas from our leases. Any future plans to develop these shale formations continue to be tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for oil and natural gas over the next five years.

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

Operating, Chesapeake Operating, T-C Oil, Ventex Operating, Charro Operating, and KCS Resources.

Several significant gas producers operate in Jackson County, including Tri-C Resources, Cypress E & P,

Jamex, Vintage Petroleum, and Cox & Perkins Exploration. There are several significant oil producers in

Jackson County, including Vintage Petroleum, Hilcorp Energy, Sue-Ann Operating, Premier Natural

Resources, and SE USA Operating.

We believe that our operations can successfully compete with those of independent companies by focusing our efforts on efficiently developing current lease interests, acquiring non-operated producing oil and gas leases with an upside for future development, cautious exploration activities on existing lease interests,

entering into agreements with third parties to better exploit existing known or unknown resources and operating oil and gas leases that are manageable within our existing structure.

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

(fixed contract price) to $5.00 per mcf during the year ended December 31, 2015. Any gas production not sold according to fixed gas purchase agreements is sold on the spot price market. Allstate has fixed contracts with Dominion Field Services.

Allstate sells our oil production interest to West Virginia Oil Gathering at the market price on the day of pick up. Prices for oil production ranged from $34.60 per bbl to $68.00 per bbl during the year ended

December 31, 2015.

Our independent Texas operators (Hankey, Marquee, and Magnum) sell our oil production to certain purchasers including Gulfmark Energy (Hankey), Shell Trading Company (Magnum) and TEPCCO Crude

Oil LP (Marquee) at prices determined by base or spot pricing as a percentage of the oil index price. The sale prices for Allied’s oil production interests in Texas during 2015 ranged from $29.39 per bbl to $41.34 per bbl over the period.

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

$1.78 per mcf and $3.34 per mcf in 2015.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards,

and this trend will likely continue. Allied does not presently anticipate that we will be required to expend amounts relating to our oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations. However, because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Allied is unable to accurately predict the ultimate cost of such compliance for 2016.

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

The following environmental laws and regulatory programs appeared to be the most significant to Allied’s operations in 2015, and are expected to continue to be significant in 2016:

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

As of December 31, 2015, we know of no investigative or remedial work required of our independent operators by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

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

Climate Change, and the “Kyoto Protocol” and more recently the “Paris Accord”. Although the United

States elected not to participate in the Kyoto Protocol it has indicated that it will ratify the Paris Accord.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,615,963 at December 31, 2015. Over the twelve month period ended December

31, 2015, we recorded a net loss of  $248,597 from operations and will continue to realize net losses due to the dramatic decline in oil prices over 2015, the continuation of weakness in natural gas prices, the depletion of oil and gas resources, and production expenses.  Future profitability will depend on a rise in energy prices combined with our ability to increase production through exploration, development or acquisition. Allied’s success in returning to profitability can in no way be assured.

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

Climate change and greenhouse gas restrictions.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our products more expensive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations may also increase our compliance costs for our independent operators, such as for monitoring or sequestering emissions.

Government sponsorship of alternative energy.

Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources. Our future results may depend in part on the success of those research efforts and on our ability to adapt and apply the strengths of our current business model to providing the energy products of the future in a cost-competitive manner.

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

Annual Oil and Gas Production – West Virginia &Texas

2015

2014

2013

Natural Gas

96,484/MCF

95,799MCF

99,844 MCF

Oil

4,488/STB

2,945 STB

2,839 STB

Average production costs (VW)*

$1.99/MCFE

$2.26/ MCFE

$2.55 / MCFE

Average production costs (TX)*

$2.22 /MCFE

$2.03/MCFE

$1.81 / MCFE

* includes lifting costs, maintenance costs, and severance taxes

Productive Wells and Acreage

Ritchie and Calhoun Counties, West Virginia

Allied owns 145 gross wells or 101 net wells in West Virginia as of December 31, 2015. The wells are located on 3,400 gross acres or approximately 2,377 net acres. Allied has no plans at this time to purchase or drill additional wells in West Virginia.

Goliad, Edwards and Jackson Counties, Texas

Allied owns 10 gross wells and 0.83 net wells in Texas as of December 31, 2015. The wells are located on

2,510 gross acres or approximately 206.45 net acres. Allied has no plans at this time to purchase or drill additional wells in Texas.

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

Oil and Gas Reserves

Oil and gas reserves for our properties have been evaluated as of December 31, 2015 and 2014 by Sure

Engineering LLC. (“Sure”). Sure was founded in 1997 by Dr. Nafi Onat to provide a variety of engineering services to the oil and gas industry including the design of well completions and optimizations, the preparation of reserve evaluations, secondary recovery plans, well testing and interpretation. Dr. Onat obtained a Bachelor of Science and Master of Science Degrees in Petroleum Engineering from the Middle

East Technical University in Ankara, Turkey and a Doctorate (PhD) in Petroleum Engineering from the

Colorado School of Mines in Golden, Colorado. Since obtaining his PhD, Dr. Onat has worked within the oil and gas industry for over thirty years.

Dr. H. I. Bilgesu, who works as a consulting engineer for Sure has over 16 years experience in oil and gas property evaluation.  Dr. Bilgesu obtained a B.Sc. in Petroleum Engineering from Middle East Technical

University, a M.Sc. in Chemical and Petroleum Engineering from Colorado School of Mines and a Ph.D. in

Petroleum Engineering from Pennsylvania State University.  Dr. Bilgesu is a Registered Professional

Engineer in the State of Colorado.

All information provided by Allied to Sure for the purpose of preparing its reserve evaluation was received from those independent operators responsible for managing Allied’s oil and gas interests. Information received was first reviewed by management for reasonableness and accuracy, to the extent that such review was practicable having been obtained from third parties, to ensure that such information might be relied upon by Dr. Onat in compiling his reserve calculations. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain.  Reserve estimators are required to make numerous judgments based upon professional training, experience, and educational background.  The extent and significance of the judgments in them are sufficient to render reserve estimates inherently imprecise.  Since reserve determinations involve estimates of future events, actual production, revenues and operating expenses may not occur as estimated.  Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates.  Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history.  Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history.  Also,

potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques.  Hence, reserve estimates may vary from year to year.

Proved oil reserves show a decrease of 16,436 bbls from that reported as of December 31, 2014 and proved natural gas reserves show a decrease of 1,211,350 mcf over that reported as of December 31, 2014.  The reason for the decrease in oil and natural gas reserves can be attributed to depletion and the dramatic decrease in oil prices in tandem with continued weakness in natural gas prices, which attributes collectively have decreased the producing lives of marginal wells.

The following table set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of our properties for the years ended December 31, 2015 and 2014.

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure. Such estimates are inherently imprecise and may be subject to substantial revisions. All quantities shown in the table are proved developed reserves and are located within the United States.

Proved Developed Reserves

Years Ended December 31,

2015

2014

Oil (bbls)

Gas (mcf)

Oil (bbls)

Gas (mcf)

Proved developed and undeveloped reserves:

Beginning of year

24,461

1,386,883

26,434

1,438,888

Revision in previous estimates

(11,948)

(1,114,866)

972

43,794

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(4,488)

(96,484)

(2,945)

(95,799)

Sales in place

_____-

______-

-

-

End of year

8,025

175,533

24,461

1,386,883

The estimated quantities of probable oil and gas reserves disclosed in the table below are based on appraisal of the proved developed properties by Sure. As of December 31, 2015, Sure estimated probable reserves of

17,342 bbls and 1,036,780 mcf.  Such estimates are inherently imprecise and may be subject to substantial revisions.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Allied’s common stock is quoted on the over the counter market on a quotation platform maintained by the

OTC Markets Group, Inc., under the symbol “ALOD.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2015 and 2014 are as follows:

Trading Market

Year

Quarter Ending

High

Low

2015

December 31

$0.16

$0.12

September 30

$0.17

$0.16

June 30

$0.22

$0.13

March 31

$0.19

$0.14

2014

December 31

$0.40

$0.15

September 30

$0.39

$0.30

June 30

$0.35

$0.35

March 31

$0.38

$0.30

Capital Stock

The following is a summary of the material terms of Allied’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2015, there were 106 shareholders of record holding a total of 5,653,011 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2015, Allied had no outstanding warrants to purchase shares of our common stock.

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

Stock Options

Allied has granted 600,000 options to purchase shares of our common stock at an exercise price of $0.35 per share pursuant to The Allied Resources, Inc. 2008 Stock Option Plan. Options outstanding vest over five years from the date of grant and may be exercised within ten years. Allied had vested 600,000 options to purchase shares of our common stock at year end December 31, 2015.

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

Allied’s financial condition, results of operations and the carrying value of its oil and natural gas properties depends primarily upon the prices it receives for oil and natural gas production and the quantity of that production. Oil and natural gas prices historically have been volatile and in the last six months of 2014 through the end of 2015 the price paid for oil and natural gas plummeted. The reasons for the drastic fall in energy prices has been attributed to a combination of oversupply being a direct result of the revolution in shale recoveries, worldwide economic malaise and geopolitical reasons.  The price crash has eliminated positive cash flow from operations which in turn has impacted the amount of cash available for future capital expenditures. A continued drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can further decreases in production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success.

Results of Operations

During the period from January 1, 2015 through December 31, 2015, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, overseeing the operation of its oil and gas assets by independent operators and seeking to acquire oil and gas producing assets. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators. While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does negatively impact its own ability to realize a net profit.

For the fiscal year ended December 31, 2015, Allied realized a net loss. Allied believes that the immediate key to its ability to return to profitability is that oil and natural gas prices increase from what has been a steep decline in oil prices and continued weakness in natural gas prices . General and administrative and production expenses are constantly evaluated to guard against increases while we continue to seek out new revenue producing opportunities. Unless we are able to increase production or energy prices rise significantly, Allied expects to continue to realize a net loss in future periods.

%

Twelve Months Ended December 31

2015

2014

Change

Change

Average Daily Production

Oil (bbls/day)

12

8

4

50%

Natural gas (mcf/day)

264

262

2

1%

Barrels of oil equivalent (boe/day)

56

52

4

8%

Profitability

Petroleum and natural gas revenue

$

325,800     $

548,099    $      (222,299)

-41%

Net Revenue

325,800

548,099

(222,299)

-41%

Production and operating costs

307,840

352,775

(44,935)

-13%

Field netback

17,960

195,324

(177,364)

-91%

G&A

213,070

206,032

7,038

3%

Net cash flow from operations

(195,110)

(10,078)

(184,402)

-1,722%

Depletion, depreciation and other charges

56,781

50,524

6,257

12%

Future income taxes

-

-

-

0%

Net earnings from operations

$      (251,891)    $

(61,232)    $

(190,659)

-311%

Profitability per boe

Oil and gas revenue (average selling price)

15.94

29.06

(13.12)

-45%

Production and operating costs

15.06

18.71

(3.65)

-19%

Field netback ($/boe)

$

0.88    $

10.36    $

(9.48)

-92%

Net earnings ($/boe)

$

(12.32)    $

(3.25)    $

(9.08)

-280%

Cash flow from operations ($/boe)

$

(9.55)    $

(0.57)    $

(8.98)

-1,581%

Gross Revenue

Gross revenue for the year ended December 31, 2015, decreased to $325,800 from $585,599 for the year ended December 31, 2014, a decrease of 44%. The decrease in gross revenue in the current period can be attributed to the dramatic decrease in oil prices throughout the annual period and the continued degradation of natural gas prices over the comparative periods, despite the increase in oil and natural gas production.

Gross daily production of oil for the year ended December 31, 2015, increased to 12 bbls per day from 8bbls per day for the year ended December 31, 2014, an increase of 50%. Gross daily production of natural gas for the year ended December 31, 2015, increased to 264 mcf per day from 262 mcf per day for the year ended

December 31, 2014, an increase of 1%. Average oil and natural gas prices declined to $15.94 per BOE on a daily basis over the year ended December 31, 2015, from $29.06 per BOE on a daily basis over the year ended December 31, 2014, a decrease of 45%.

Allied anticipates, based on existing production, that gross revenue will increase if energy prices rise over the next twelve months.

Net Loss

Net loss after provision for income taxes for the year ended December 31, 2015 was $248,597 as compared to net losses after provision for income taxes of $21,499 for the year ended December 31, 2014. The increase in net loss in the current period can be primarily attributed to the decrease in gross revenues. Allied will only transition from net loss to net profit in the event energy prices increase.

Operating Expenses

Production costs for the year ended December 31, 2015 and December 31, 2014, were $307,840 and

$352,755, a decrease of 13%. Production costs include the cost of maintaining the wells, severance taxes,

miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the current period can be attributed to operating efficiencies. Allied expects that production costs will rise as the cost of energy production from aging wells increases over time.

General and administrative expenses for the year ended December 31, 2015, increased to $213,070 from

$206,032 for the year ended December 31, 2014, an increase of 3%. The increase in general and administrative costs can be attributed to an increase in office expenses. Allied anticipates that general and administrative expenses will be relatively consistent over future periods.

Depletion expenses for the year ended December 31, 2015 and December 31, 2014 were $56,781 and

$50,524 respectively. Depletion expenses will continue to decline in relation to the aging of existing oil and gas assets.

Income Tax Expense

As of December 31, 2015, Allied has net operating loss (NOL) carry forwards of approximately

$2,354,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2015, a valuation allowance was recorded against this net operating loss carry forward.

Liquidity and Capital Resources

Allied has a working capital surplus of $1,277,802 as of December 31, 2015 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of December 31, 2015 were $1,290,849 which consisted of $1,265,126 in cash and

$25,723 in accounts receivable. Total assets were $2,553,805 which consisted of current assets, proven oil and gas properties and an escrow deposit. Total current liabilities were $13,047 which consisted of accounts payable. Total liabilities were $247,657 which consisted of current liabilities, and an asset retirement obligation of $234,610. Total stockholders’ equity as of December 31, 2015 was $2,306,148.

Net cash used in operating activities for the year ended December 31, 2015 was $147,035 as compared to net cash provided by operations of $22,120 for the year ended December 31, 2014. The transition to net cash used in operating activities in the current period can be attributed to net losses from operations and a number of items that are book expense items which do not affect the total amount  relative to actual cash used including depletion and amortization and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items, that are added or deducted to arrive at net cash provided by operations, include accounts receivable and accounts payable.

Allied expects to continue to use net cash in operating activities in future periods until energy prices increase.

Net cash used in investing activities for the years ended December 31, 2015 and December 31, 2014, was zero. Allied expects to use net cash flow in investing activities in future periods as it  identifies exploration opportunities and considers additional acquisitions.

Net cash from financing activities for the years ended December 31, 2015 and December 31, 2014, was zero. Allied does not expect net cash flow from financing activities in the near term.

Since earnings are reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Allied has no lines of credit or other bank financing arrangements.

Commitments for future capital expenditures were not material at year-end.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors of Allied on the terms and conditions set forth therein. As of December 31, 2015, 600,000 options had been granted of which all have vested.

Allied has entered into an agreement with its chief executive officer that provides for a five year term,

effective July 1, 2013, that includes a monthly fee and participation in Allied’s stock option plan.

Allied has no current plans for the purchase or sale of any plant or equipment.

Allied has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2015, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2015  and  2014  in  addition  to  our supplementary schedules are attached hereto as F-1 through F-20.

ALLIED RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Resources, Inc.

We have audited the accompanying balance sheets of Allied Resources, Inc. (the Company) as of December

31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for  these  financial  statements.  Our  responsibility  is  to  express  an  opinion  on  these  financial  statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Resources, Inc. as of December 31, 2015 and 2014, and the results of its operations and its  cash  flows  for  each  of  the  years  in  the  two-year  period  ended  December  31,  2015,  in  conformity  with accounting principles generally accepted in the United States of America.

/s/ JONES SIMKINS LLC

JONES SIMKINS LLC

Logan, Utah

April 28, 2016

ALLIED RESOURCES, INC.

BALANCE SHEETS

December 31, 2015 and 2014

ASSETS

2015

2014

Current assets:

Cash

$

1,265,126

1,412,161

Accounts receivable

25,723

61,126

Total current assets

1,290,849

1,473,287

Oil and gas properties (proven), net (successful

efforts method)

558,255

615,036

Deposits

704,701

704,701

Total assets

$

2,553,805

2,793,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

13,047

14,735

Total current liabilities

13,047

14,735

Asset retirement obligation

234,610

223,544

Total liabilities

247,657

238,279

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,615,963)

(7,367,366)

Total stockholders' equity

2,306,148

2,554,745

Total liabilities and stockholders' equity

$

2,553,805

2,793,024

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

2015

2014

Revenue:

Oil and gas sales

$

325,800

548,099

Other

-

37,500

325,800

585,599

Operating expenses:

Production costs

307,840

352,775

Depletion and amortization

56,781

50,524

General and administrative expenses

213,070

206,032

577,691

609,331

Loss from operations

(251,891)

(23,732)

Interest income

3,294

2,233

Loss before provision for income taxes

(248,597)

(21,499)

Provision for income taxes

-

-

Net loss

$

(248,597)

(21,499)

Loss per common share - basic and diluted

$

(0.04)

-

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2015 and 2014

Additional

Total

Common Stock

Paid-In

Accumulated

Stockholders'

Shares

Amount

Capital

Deficit

Equity

Balance at January 1, 2014

5,653,011     $    5,653

$

9,916,458    $     (7,345,867)

$

2,576,244

Net loss

-

-

-

(21,499)

(21,499)

Balance at December 31, 2014

5,653,011

5,653

9,916,458

(7,367,366)

2,554,745

Net loss

-

-

-

(248,597)

(248,597)

Balance at December 31, 2015

5,653,011     $    5,653

$      9,916,458     $     (7,615,963)

$

2,306,148

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESOURCES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

2015

2014

Cash flows from operating activities:

Net loss

$

(248,597)

(21,499)

Adjustments to reconcile net loss to net cash

provided by (used in) operating activities:

Depletion and amortization

56,781

50,524

Accretion expense

11,066

10,543

(Increase) decrease in:

Accounts receivable

35,403

(19,326)

Increase (decrease) in:

Accounts payable

(1,688)

1,878

Net cash provided by (used in) operating activities

(147,035)

22,120

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net increase (decrease) in cash

(147,035)

22,120

Cash, beginning of year

1,412,161

1,390,041

Cash, end of year

$

1,265,126

1,412,161

The accompanying notes are an integral part of these consolidated financial statements

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

Stock-Based Compensation

The Company has a stock option plan which is described more fully in Note 8. The Company accounts for stock compensation under ASC Topic 718. This topic requires the Company to recognize compensation cost based on the grant date fair value of options granted.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

2015

2014

Oil and gas properties (successful efforts method)

$

8,513,291

8,513,291

Capitalized costs related to asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Less accumulated depreciation, depletion, and amortization

(8,048,535)

(7,991,754)

$

558,255

615,036

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 3 – Deposits

The Company has an operating agreement with one of the operators of the Company’s oil and gas wells.

Terms of the agreement allow the operator to withhold a portion of the Company’s share of revenue for possible future costs associated with the wells. The terms of the agreement require that these funds be held in escrow. As of December 31, 2015 and 2014 amounts on deposit were approximately $705,000 and

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

2015

2014

Balance at beginning of year

$

223,544

213,001

Accretion expense

11,066

10,543

Balance at end of year

$

234,610

223,544

Note 5 – Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

2015

2014

Federal income tax benefit at statutory rate

$

(84,000)

(7,000)

State income tax benefit, net of federal tax benefit

(9,000)

(1,000)

Change in valuation allowance

92,000

9,000

Other

1,000

(1,000)

$

-

-

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 5 – Income Taxes (continued)

Deferred tax assets are comprised of the following:

2015

2014

Net operating loss carry-forwards

$

800,000

729,000

Asset retirement obligation

71,000

66,000

Depletion and amortization

144,000

128,000

Stock compensation expense

66,000

66,000

1,081,000

989,000

Less valuation allowance

(1,081,000)

(989,000)

$

-

-

As of December 31, 2015, the Company had net operating loss (NOL) carryforwards of approximately

$2,354,000. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carryforwards which could be utilized. Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

The Company’s NOL amounts and related years of expiration are as follows:

Year

Year of

Generated

Amount

Expiration

1998

73,000

2018

1999

1,980,000

2019

2001

4,000

2021

2002

78,000

2022

2011

12,000

2031

2012

1,000

2032

2015

206,000

2035

$

2,354,000

The Company is no longer subject to examination by federal and state taxing authorities for years prior to

2012.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 6 – Related Party Transactions

The  Company  leases  office  space  on  a  month-to-month  basis  from  the  CEO  of  the  Company.  The  lease requires monthly payments of $1,000. The Company incurred rent expense of approximately $12,000 each year  during  the  years  ended  December  31,  2015  and  2014.  At  December  31,  2015  and  2014,  $1,000  was

included in accounts payable for rent.

The Company has a consulting agreement with its CEO to provide management services. The agreement requires monthly payments of $10,000. The Company incurred management and consulting fees of approximately $120,000 each year during the years ended December 31, 2015 and 2014. At December 31,

2015 and 2014, $10,000 was included in accounts payable for management services.

Note 7 – Supplemental Disclosures of Cash Flow Information

No amounts were paid for interest and income taxes during the years ended December 31, 2015 and 2014.

Note 8 – Stock Options

The Company has a stock option plan (the Plan) which allows for the issuance of the Company’s common stock or the grant of options to acquire the Company’s common stock from time to time to employees,

directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

At December 31, 2015 and 2014, the Company had 600,000 options outstanding at an exercise price of

$0.35. During the years ended December 31, 2015 and 2014, the Company did not have any changes in the number of outstanding options.

Note 9 – Stock Based Compensation

The  following  table  summarizes  information  about  common  stock  options  outstanding  at  December  31,

2015:

Outstanding

Exercisable

Weighted

Average

Weighted

Weighted

Remaining

Average

Average

Exercise

Number

Contractual

Exercise

Number

Exercise

Price

Outstanding

Life (Years)

Price

Exercisable

Price

$  0.35

600,000

3.0

$  0.35

600,000

$  0.35

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 10 – Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2015 and 2014 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheet. Carrying value approximates fair value due to the short maturity of the instruments identified as current assets and liabilities. The Company’s financial instruments are held for nontrading purposes.

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

Note 12 – Risks and Uncertainties

The Company’s oil and gas reserves are continually declining, which will eventually result in a reduction of the amount of oil and gas produced, oil and gas revenues, and cash flows. The Company has historically replaced reserves through both drilling and acquisitions, however, there is no assurance that oil and gas reserves can be located through drilling or acquisition or that even if reserves are located, that such reserves will allow the recovery of all or part of the investment made by the Company to obtain these reserves.

The Company’s carrying cost of its oil and gas properties are subject to possible future impairment based on the estimated future cash flows of these properties. These estimated future cash flows are in turn subject to oil and gas prices that are subject to fluctuations and, as a consequence, no assurance can be given that oil and gas prices will decrease, increase, or remain stable.

Note 13 – Subsequent Events

The Company evaluated its December 31, 2015, financial statements for subsequent events through the date the  financial statements  were issued. The Company is  not  aware of  any subsequent  events which would require recognition or disclosure in the financial statements.

ALLIED RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 14 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2015 and 2014

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,

2015

2014

Proved oil and gas properties and related equipment

$

8,513,291

8,513,291

Unproved oil and gas properties

-

-

Capitalized costs related to asset retirement obligation

93,499

93,499

8,606,790

8,606,790

Accumulated depreciation, depletion, amortization

and valuation allowances

(8,048,535)

(7,991,754)

$

558,255

615,036

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

December 31,

2015

2014

Acquisition of properties:

Proved

$

-

-

Unproved

$

-

-

Exploration costs

$

-

-

Development costs

$

-

-

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2015 and 2014

Results of Operations for Producing Activities

Years Ended

December 31,

2015

2014

Oil and gas revenues

$

325,800

548,099

Production costs net of reimbursements

(307,840)

(352,775)

Exploration costs

-

-

Depreciation, depletion, amortization, and valuation provisions

(56,781)

(50,524)

Net income before income taxes

(38,821)

144,800

Income tax expense

(13,000)

49,000

Results of operations from producing activities (excluding

corporate overhead and interest costs)

$

(25,821)

95,800

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2015 and 2014

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

2015

2014

Oil

Gas

Oil

Gas

(bbls)

(mcf)

(bbls)

(mcf)

Proved developed and undeveloped reserves:

Beginning of year

24,461

1,386,883

26,434

1,438,888

Revision in previous estimates

(11,948)

(1,114,866)

972

43,794

Discoveries and extension

-

-

-

-

Purchase in place

-

-

-

-

Production

(4,488)

(96,484)

(2,945)

(95,799)

Sales in place

-

-

-

-

End of year

8,025

175,533

24,461

1,386,883

ALLIED RESOURCES, INC.

SCHEDULE OF SUPPLEMENTARY INFORMATION

ON OIL AND GAS OPERATIONS

December 31, 2015 and 2014

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

and Gas Reserves (Unaudited)

Years Ended

December 31,

2015

2014

Future cash inflows

$

645,000

6,605,000

Future production and development costs

(381,000)

(4,374,000)

Future income tax expenses

(90,000)

(758,000)

174,000

1,473,000

10% annual discount for estimated timing of cash flows

(64,000)

(833,000)

Standardized measure of discounted future net cash flows

$

110,000

640,000

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

December 31, 2015 and 2014

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

Years Ended

December 31,

2015

2014

Balance, beginning of year

$

640,000

734,000

Sales of oil and gas produced net of production costs

(147,000)

(191,000)

Net changes in prices and production costs

3,300,000

137,000

Extensions and discoveries, less related costs

-

-

Purchase and sales of minerals in place

-

-

Revisions of estimated development costs

-

-

Revisions of previous quantity estimate

(3,501,000)

(59,000)

Accretion of discount

64,000

73,000

Net changes in income taxes

(246,000)

(54,000)

Balance, end of year

$

110,000

640,000

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

Based on that evaluation, Allied’s management concluded, as of the end of the period covered by this report, that Allied’s disclosure controls and procedures were ineffective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Allied’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated

Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission,

which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considered to be a material weakness was:

Management’s Inability to Obtain Production Reports from Independent Operators on a Timely Basis:

Over the current reporting period management was unable to procure production and expense data from one of its independent operators on a timely basis which failure delayed Allied’s ability to complete its financial reporting on a timely basis. Accordingly, we determined that this control deficiency as of December 31,

2015, constituted a material weakness.

Allied intends to remedy this material weakness by causing its independent operator to engage personnel sufficient to provide production and expense data on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Allied:

Name

Age

Year

Positions Held

Elected/Appointed

Ruairidh Campbell

52

1998

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Director

Ed Haidenthaller

52

2004

Director

Paul Crow

69

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

Business Experience

Mr. Campbell has been advising early-stage businesses for over 20 years in the public and private sectors.

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

During the year ended December 31, 2015, Allied compensated each of its non-executive directors for their participation in four meetings of the board of directors held over the annual period.

During the year ended December 31, 2015, Allied compensated one of its directors for services rendered as corporate secretary.

During the year ended December 31, 2015, Allied compensated one of its directors, pursuant to an executive agreement with him for services rendered as chief executive officer, chief financial officer, and principal accounting officer, for annual compensation of $120,000. He was further compensated in the annual amount of $12,000 for providing office space to Allied.

The following table provides summary information for the year 2015 concerning cash and non-cash compensation paid or accrued by Allied to or on behalf of our directors.

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

Executive compensation for the year ended December 31, 2015 was $132,000 as compared to $132,000 for the year ended December 31, 2014. Compensation includes a monthly management fee, stock options and rent paid for office space. We anticipate that executive compensation will remain consistent over the remaining term of the five year agreement.

Tables

The  following  table  provides  summary  information  for  the  years  2015,  and  2014  concerning  cash  and non-cash compensation paid  or  accrued by Allied to or  on behalf of (i)  the chief executive officer and (ii)

any other employee to receive compensation in excess of $100,000.

Officer’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Ruairidh

2015      120,000

-

-

-

-

-

12,000

132,000

Campbell,

2014      120,000

-

-

-

-

-

12,000

132,000

CEO, CFO,

PAO and

director

The following table provides summary information for 2015 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Allied to or on behalf of (i) the chief executive officer and

(ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

Equity

incentive

incentive

plan

plan

awards:

awards:

market or

Equity

number

payout

incentive

Market

of

value of

plan

value of      unearned      unearned

awards:

Number

shares

shares,

shares,

Number of

Number of

number of

of shares      or units

units or

units or

securities

securities

securities

or units

of stock

other

other

underlying

underlying

underlying

of stock

that

rights

rights

unexercised

unexercised

unexercised

Option

that

have

that have      that have

options

options

unearned

exercise

Option

have not

not

not

not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Ruairidh

Campbell

500,000

0

-

0.35

Dec 31,

2018

-

-

-

-

Allied has an executive agreement with its executive officer, effective July 1, 2013, through June 30, 2018,

for (i) an annual salary of $120,000, (ii) at Allied’s discretion, an annual bonus, and (iii) tenure based incentive stock options. The tenure based stock options have not yet been granted.

Allied has no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

Allied has no agreement that provides for payment to our executive officer at, following, or in connection with his resignation, retirement, termination, or for any change in control of Allied or change in his responsibilities following a change in control.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Allied’s 5,653,011 shares of common stock issued and outstanding as of April 29, 2016, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

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

2015

2014

Audit fees

$

40,200   $

40,245

Audit-related fees

-

-

Tax fees

7,030

7,030

All other fees.

-

-

Total fees paid or accrued to our principal accountants      $

47,230 $

47,275

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

Financial Statements of Allied for the years ended December 31, 2015 and 2014:

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

April 29, 2016

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

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

April 29, 2016

/s/ Ed Haidenthaller

Ed Haidenthaller

Director

April 29, 2016

/s/ Paul Crow

Paul Crow

Director

April 29, 2016

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