Form 10-Q
period 2016-03-31
ALLIED RESOURCES INC
filed 2016-05-23
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2016.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at May 23, 2016, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

March 31, 2016 (Unaudited)  and December 31, 2015 (audited)

Unaudited Condensed Statements of Operations for the

5

three month period ended March 31, 2016 and March 31, 2015

Unaudited Condensed Statements of Cash Flows for the

6

three month period ended March 31, 2016 and March 31, 2015

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

March 31,

December 31,

2016

2015

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,233,571

1,265,126

Accounts receivable

25,926

25,723

Total current assets

1,259,497

1,290,849

Oil and gas properties (proven), net (successful

efforts method)

543,303

558,255

Deposits

704,701

704,701

Total assets

$

2,507,501

2,553,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

14,345

13,047

Total current liabilities

14,345

13,047

Asset retirement obligation

237,514

234,610

Total liabilities

251,859

247,657

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,666,469)

(7,615,963)

Total stockholders' equity

2,255,642

2,306,148

Total liabilities and stockholders' equity

$

2,507,501

2,553,805

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

2016

2015

Oil and gas revenues

$

79,991

111,101

Operating expenses:

Production costs

82,269

89,398

Depletion and amortization

14,952

11,313

General and administrative expenses

34,657

34,542

131,878

135,253

Loss from operations

(51,887)

(24,152)

Interest income

1,381

1,217

Loss before provision for income taxes

(50,506)

(22,935)

Provision for income taxes

-

-

Net loss

$

(50,506)

(22,935)

Loss per common share - basic and diluted

$

(0.01)

-

Weighted average common shares - basic and diluted

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015

2016

2015

Cash flows from operating activities:

Net loss

$

(50,506)

(22,935)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

14,952

11,313

Accretion expense

2,904

2,767

Increase in:

Accounts receivable

(203)

(21,410)

Increase (decrease) in:

Accounts payable

1,298

(3,038)

Net cash used in operating activities

(31,555)

(33,303)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(31,555)

(33,303)

Cash, beginning of year

1,265,126

1,412,161

Cash, end of year

$

1,233,571

1,378,858

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2016.

Note 2 – Additional Footnotes Included By Reference

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Subsequent Events

The Company evaluated its March 31, 2016, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2016 and March 31,

2015.

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

2014 through the end of 2015 into the first month of 2016 the price paid for oil and natural gas plummeted. The reasons for the drastic fall in energy prices has been attributed to a combination of oversupply as a direct result of the revolution in shale recoveries, worldwide economic malaise and geopolitical reasons.  The price crash has eliminated positive cash flow from operations which in turn has impacted the amount of cash available for future capital expenditures. A continued drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can further decreases in production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success.

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

Exploration, Development and Operations

The dramatic decline in oil prices over the last twenty seven months has had a significant negative effect on Allied’s business.  Even though production has remained relatively consistent revenues over the annual period have plummeted. The revenue will continue to decrease until such time as prices increase.

During the first quarter of 2016 prices for oil and natural gas appear to be trending towards a gradual recovery. However, the strength of any sustained recovery over time can in no way be assured.

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

Virginia has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet that varies in thickness from 50 – 60 feet. We have been approached by an active operator in the area that seeks the right to potentially develop this prospective resource. No oil or natural gas reserves underlying our interests in West Virginia have been proven. However, we have obtained a probable reserve calculation that places a value on probable reserves underlying certain of our leases in Ritchie County based on our portion of an estimated royalty payment that would issue if a third party operator recovered commercial quantities of oil and natural gas from our leases. Any future plans to develop these shale formations continue to be tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for oil and natural gas over the next five years.

Results of Operations

During the period from January 1, 2016 through March 31, 2016, Allied was engaged in evaluating acquisition opportunities, examining the operating efficiencies of existing wells, and overseeing the operation of its oil and gas assets by independent operators. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators.

While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit. For the three months ended March 31, 2016, Allied realized a net loss due primarily to the decline in energy prices over the comparable three month period. Allied believes that the immediate key to its ability to return to profitability is energy prices. Unless oil and natural gas prices rise, and expenses remain relatively consistent, Allied will continue to realize net losses in future periods.

THREE MONTHS ENDED MARCH 31

2016

2015

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

21

7

14

200%

Natural gas (mcf/day)

268

263

5

2%

Barrels of oil equivalent (boe/day)

66

51

15

29%

PROFITABILITY

Petroleum and natural gas revenue

$

79,991     $

111,101

(31,110)

-28%

Net Revenue

79,991

111,101

(31,110)

-28%

Production and operating costs

82,269

89,398

(7,129)

-8%

Field netback

(2,278)

21,703

(23,981)

-110%

G&A

34,657

34,542

115

0%

Net cash flow from operations

(36,657)

(12,839)

(24,096)

-188%

Depletion, depreciation and other charges

14,952

11,313

3,639

32%

Future income taxes

-

-

-

0%

Net loss from operations

$

(51,887)   $

(24,152)

(27,735)

-115%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

13.39

24.28

(10.90)

-45%

Production and operating costs

13.77

19.54

(5.77)

-30%

Field netback ($/boe)

(0.38)

4.74

(5.13)

-108%

Cash flow from operations ($/boe)

(6.18)

(2.81)

(3.37)

-120%

Net loss ($/boe)

(8.68)

(5.28)

(3.40)

-164%

Revenue

Revenue for the three month period ended March 31, 2016, decreased to $79,991 from $111,101 for the comparable period ended March 31, 2015, a decrease of 28%. The decrease in revenue over the comparable three month periods can be attributed to the forty five percent (45%) decline in energy prices paid over the comparable three month periods despite the significant increase in oil production in the current period.

Allied believes that revenue will increase in future periods based on current assets if energy prices continue to increase and production levels remain relatively consistent.

Net Losses

Net losses for the three month period ended March 31, 2016, increased to $50,506 as compared to net losses of $22,935 for the three month period ended March 31, 2015, an increase of 120%. The increase in net losses over the comparable three month periods can be attributed to the decline in energy prices paid over the comparable three month periods.

Allied does not expect to return to net income in future periods based on current energy prices which expectation will not change unless revenues increase and current productivity remains consistent.

Operating Expenses

General and administrative expenses for the three month period ended March 31, 2016, of $34,657 remained relatively consistent with the $34,542 in general and administrative expense incurred during the comparable three month period ended March 31, 2015.

Allied expects that general and administrative expenses will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended March 31, 2016, and March 31, 2015, were

$14,952 and $11,313 respectively, an increase of 32%.

Depletion expenses are expected to remain relatively consistent in relation to the value attributed to aging oil and gas assets.

Production costs for the three month periods ended March 31, 2016, and March 31, 2015, were $82,269 and $89,398 respectively, a decrease of 8%. The decrease in production costs over the three month comparable periods can be attributed to a decrease in work over costs.

Allied expects that production costs will increase over future periods as existing wells age and require more vigorous maintenance.

Income Tax Expense

As of December 31, 2015, Allied has net operating loss (NOL) carry forwards of approximately

$2,354,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined. During the year ended December 31, 2015, a valuation allowance was recorded against this net operating loss carried forward.

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended March 31, 2016 or 2015.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,245,152 as of March 31, 2016, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations.

Total current assets as of March 31, 2016, were $1,259,497 which consisted of $1,233,571 in cash and

$25,926 in accounts receivable. Total assets were $2,507,501 which consisted of current assets, proven oil and gas properties of $543,303 and deposits of $704,701.

Total current liabilities as of March 31, 2016, were $14,345 which consisted of accounts payable. Total liabilities were $251,859 which consisted of current liabilities and an asset retirement obligation of

$237,514.

Stockholders’ equity as of March 31, 2016, was $2,255,642.

Net cash used in operating activities for the three month period ended March 31, 2016, was $31,555 as compared to net cash used in operating activities of $33,303 for the three month period ended March 31,

2015. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depletion and amortization, and accretion expense. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts receivable and accounts payable.

Allied expects to continue to rely on net cash flow used in operating activities until net losses decrease or are eliminated as the result of any increase in energy prices.

Net cash flow used in investing activities for the three month periods ended March 31, 2016, and March

31, 2015, was nil.

Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment.

Net cash flow from financing activities for the three month periods ended March 31, 2016, and March 31,

2015, was nil.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2016, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at March 31, 2016.

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

Off Balance Sheet Arrangements

As of March 31, 2016, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2015 and 2014, included in our Form 10-K, Allied discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  Allied believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

Allied’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on Allied’s financial position and results of operations.

ITEM 3.

QUANTITATIVE   AND   QUALITATIVE   DISCLOSURES   ABOUT   MARKET

RISK

Not required of smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended  March 31, 2016, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,615,963 at December 31, 2015, which had increased to $7,666,469 at March 31,

2016. We recorded a net loss of $50,506 for the three month period ended March 31, 2016 and may continue to realize net losses if revenues do not increase. Any expectation of future profitability depends on higher energy prices and consistent production. Allied’s success in this continued endeavor can in no way be assured.

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

Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources. Our future results may depend in part on the success of those research efforts and on our ability to adapt and apply the strengths of our current business model to providing the energy products of the future in a cost-

competitive manner.

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

May 23, 2016

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

2003).

10.3 *

Form Gas Purchase Agreement (incorporated by reference to the Form 10SB/A filed on

April 21, 2003).

10.4*

Consulting Agreement between Allied and Ruairidh Campbell dated July 1, 2013

(incorporated by reference to the Form 10-K filed on March 31, 2014).

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

U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (attached).

99.1 *

Allied Resources, Inc. 2008 Stock Option Plan (incorporated by reference to the Form 10-

Q filed on November 14, 2008).

99.2*

Reserve report from Sure Engineering, LLC (incorporated by reference to the Form 10-K filed on April 29, 2016).

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