Form 10-Q
period 2016-06-30
ALLIED RESOURCES INC
filed 2016-08-22
CIK 1211524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2016.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the  only class of voting stock), at August 22, 2016, was 5,653,011.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of

4

June 30, 2016 (Unaudited)  and December 31, 2015 (audited)

Unaudited Condensed Statements of Operations for the

5

three and six month periods ended June 30, 2016 and June 30, 2015

Unaudited Condensed Statements of Cash Flows for the

6

six month periods ended June 30, 2016 and June 30, 2015

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

ALLIED RESOURCES, INC.

BALANCE SHEETS

June 30,

December 31,

2016

2015

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

1,205,851

1,265,126

Accounts receivable

28,981

25,723

Total current assets

1,234,832

1,290,849

Oil and gas properties (proven), net (successful

efforts method)

528,457

558,255

Deposits

704,701

704,701

Total assets

$

2,467,990

2,553,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

49,469

13,047

Total current liabilities

49,469

13,047

Asset retirement obligation

240,418

234,610

Total liabilities

289,887

247,657

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares

authorized, 5,653,011 issued and outstanding

5,653

5,653

Additional paid-in capital

9,916,458

9,916,458

Accumulated deficit

(7,744,008)

(7,615,963)

Total stockholders' equity

2,178,103

2,306,148

Total liabilities and stockholders' equity

$

2,467,990

2,553,805

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended

Six Months Ended

June 30,

June 30,

2016

2015

2016

2015

Oil and gas revenues

$

85,344

53,190

165,335

164,291

Operating expenses:

Production costs

76,208

66,802

158,477

156,200

Depletion and amortization

14,846

11,173

29,798

22,486

General and administrative expenses

72,319

87,601

106,976

122,143

163,373

165,576

295,251

300,829

Loss from operations

(78,029)

(112,386)

(129,916)

(136,538)

Interest income

490

760

1,871

1,977

Loss before provision for

income taxes

(77,539)

(111,626)

(128,045)

(134,561)

Provision for income taxes

-

-

-

-

Net loss

$

(77,539)

(111,626)

(128,045)

(134,561)

Loss per common share -

basic and diluted

$

(0.01)

(0.02)

(0.02)

(0.02)

Weighted average common shares -

basic and diluted

5,653,000

5,653,000

5,653,000

5,653,000

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015

2016

2015

Cash flows from operating activities:

Net loss

$

(128,045)

(134,561)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depletion and amortization

29,798

22,486

Accretion expense

5,808

5,533

(Increase) decrease in:

Accounts receivable

(3,258)

43,737

Increase in:

Accounts payable

36,422

5,728

Net cash used in operating activities

(59,275)

(57,077)

Cash flows from investing activities:

-

-

Cash flows from financing activities:

-

-

Net decrease in cash

(59,275)

(57,077)

Cash, beginning of year

1,265,126

1,412,161

Cash, end of year

$

1,205,851

1,355,084

The accompanying notes are an integral part of these financial statements

ALLIED RESOURCES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

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

Note 3 – Subsequent Events

The Company evaluated its June 30, 2016 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2016 and June

30, 2015.

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

2014 through the first six months of 2016 the price paid for oil and natural gas has plummeted. The reasons for the drastic fall in energy prices have been attributed to a combination of oversupply as a direct result of the revolution in shale recoveries, worldwide economic malaise and geopolitical reasons.  The price crash has eliminated positive cash flow from operations which in turn has impacted the amount of cash available for future capital expenditures. A continued drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can further decreases in production. Since production leads to the depletion of oil and gas reserves, Allied’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success.

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

Exploration, Development and Operations

The dramatic decline in oil prices over the last twenty four months has had a significant negative effect on

Allied’s business.  Even though production has increased revenues over the last two years have plummeted. Revenue will decrease unless prices increase. During the second quarter of 2016 prices for oil and natural gas appear to be trending towards a gradual recovery. However, the strength of any sustained recovery has been challenged since the end of the second quarter as the prices paid for oil have been in retreat.

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

Virginia has indicated successful rates of recovery and our own open hole well logs indicate the presence of potentially productive Marcellus shale at a depth of 6,000 feet that varies in thickness from 50 – 60 feet. We were approached by an active operator in the area that sought the right to develop this resource though no agreement was reached. Nevertheless, no oil or natural gas reserves underlying our interests in

West Virginia have been proven although we have obtained a probable reserve calculation. The calculation places a value on probable reserves underlying certain of our leases in Ritchie County based on our portion of an estimated royalty payment that would issue if a third party operator recovered commercial quantities of oil and natural gas from our leases. Any future plans to develop these shale formations continue to be tempered by the high risk/reward ratio of exploratory drilling in the near term based on anticipated pricing for oil and natural gas over the next five years.

Results of Operations

During the period from January 1, 2016 through June 30, 2016, Allied was engaged in evaluating development opportunities, examining the operating efficiencies of existing wells, and overseeing the operation of its oil and gas assets by independent operators. The operation and maintenance of Allied’s oil and gas operations is wholly dependent on the services provided by five different independent operators.

While the services provided by these operators have proven adequate, the fact that Allied is dependent on the operations of third parties to maintain its operations and produce revenue does impact its own ability to realize a net profit. For the six months ended June 30, 2016, Allied realized a net loss due primarily to the decline in energy prices over the comparable six month period despite a significant increase in production. Allied believes that the key to its ability to return to profitability is energy prices. Unless oil and natural gas prices rise, Allied will continue to realize net losses in future periods.

SIX MONTHS ENDED JUNE 30

2016

2015

CHANGE #     CHANGE %

AVERAGE DAILY PRODUCTION

Oil (bbls/day)

21

11

10

91%

Natural gas (mcf/day)

268

232

36

16%

Barrels of oil equivalent (boe/day)

66

50

16

32%

PROFITABILITY

Petroleum and natural gas revenue

$

165,335     $

164,291

1,044

1%

Net Revenue

165,335

164,291

1,044

1%

Production and operating costs

158,477

156,200

2,277

1%

Field netback

6,858

8,091

(1.233)

-15%

G&A

106,976

122,143

(15,167)

-12%

Net cash flow from operations

(100,118)

(114,052)

13,934

12%

Depletion, depreciation and other charges

29,798

22,486

7,312

33%

Future income taxes

-

-

-

0%

Net loss from operations

$

(129,916)   $

(136,538)

(6,622)

5%

PROFITABILITY PER BOE

Oil and gas revenue (average selling price)

13.76

18.15

(4.39)

-24%

Production and operating costs

13.19

17.26

(4.07)

-24%

Field netback ($/boe)

0.57

0.89

(0.32)

-36%

Cash flow from operations ($/boe)

(8.33)

(12.60)

4.27

34%

Net loss ($/boe)

(10.82)

(15.09)

4.27

28%

Revenue

Revenue for the three month period ended June 30, 2016, increased to $85,344 from $53,190 for the comparable period ended June 30, 2015, an increase of 60%. Revenue for the six month period ended

June 30, 2016, increased to $165,335 from $164,291 for the comparable period ended June 30, 2015, an increase of 1%. The increase in revenue over the comparable three month periods can be attributed to the increase in production and a slight increase in energy prices in the current three month period over that production and energy prices realized in the prior three month period. The increase in revenue over the comparative six month periods can be attributed to the increase in production offset by lower energy prices paid in the current six month period over energy prices realized in the prior six month period.

Allied believes that revenue can only increase in future periods based on current assets if energy prices increase and production of oil and natural gas remains relatively consistent.

Net Losses

Net losses for the three month period ended June 30, 2016, decreased to $77,539 as compared to net losses of $111,626 for the three month period ended June 30, 2015, a decrease of 31%. Net losses for the six month period ended June 30, 2016, decreased to $128,045 from $134,561 for the comparable period ended June 30, 2015, a decrease of 5%.  The decrease in net losses over the comparable three month periods can be attributed to the increase in production and revenue over the comparable three month periods. The decrease in net losses over the comparable six month period can be attributed to the increase in production and a decrease in general and administrative costs.

Allied does not expect to return to net income in future periods based on current energy prices which expectation will not change unless revenues increase and current productivity remains consistent.

Operating Expenses

General and administrative expenses for the three month period ended June 30, 2016, decreased to

$72,319 as compared to general and administrative expenses of $87,601 for the three month period ended

June 30, 2015, a decrease of 17%. General and administrative expenses for the six month period ended

June 30, 2016, decreased to $106,976 as compared to general and administrative expenses of $122,143, a decrease of 12%. The decrease in general and administrative expenses over the comparable three and six month periods can be attributed to lower professional fees paid in the current periods over the prior periods.

Allied expects that general and administrative expenses will continue to decline in future periods.

Depletion expenses for the six month periods ended June 30, 2016, and June 30, 2015, were $29,798 and

$22,486 respectively, an increase of 33%.

Depletion expenses are expected to remain relatively consistent in relation to the value attributed to aging oil and gas assets.

Production costs for the three month periods ended June 30, 2016, and June 30, 2015, were $76,208 and

$66,802 respectively, an increase of 14%. Production costs for the six month periods ended June 30,

2016, and June 30, 2015, were $158,477 and $156,200 respectively, an increase of 1%, The increase in production costs over the three and six month comparable periods can be attributed to an increase in work over costs, well down time and adverse weather conditions.

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

Capital Expenditures

Allied made no capital expenditures on property or equipment for the three months ended June 30, 2016 or 2015.

Liquidity and Capital Resources

Allied had a working capital surplus of $1,185,363 as of June 30, 2016, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations over the next twelve months.

Total current assets as of June 30, 2016, were $1,234,832 which consisted of $1,205,851 in cash and

$28,981 in accounts receivable. Total assets were $2,467,990 which consisted of current assets, proven oil and gas properties of $528,457 and deposits of $704,701.

Total current liabilities as of June 30, 2016, were $49,469 which consisted of accounts payable. Total liabilities were $289,887 which consisted of current liabilities and an asset retirement obligation of

$240,418.

Stockholders’ equity as of June 30, 2016, was $2,178,103.

Net cash used in operating activities for the six month period ended June 30, 2016, was $59,275 as compared to net cash used in operating activities of $57,077 for the six month period ended June 30,

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

Net cash flow used in investing activities for the six month periods ended June 30, 2016, and June 30,

2015, was nil.

Allied expects to use cash flow in investing activities over future periods as it continues to evaluate existing wells, identify exploration opportunities and considers additional acquisitions which activities will require investment.

Net cash flow from financing activities for the six month periods ended June 30, 2016, and June 30, 2015,

was nil.

Allied does not expect to realize cash flow from financing activities in the near term.

Allied has adopted a stock option plan pursuant to which it can grant up to 750,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2016, 600,000 options with an exercise price of $0.35 had been granted, all of which have vested.

Allied has no lines of credit or other bank financing arrangements in place.

Allied had no commitments for future capital expenditures that were material at June 30, 2016.

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

Off Balance Sheet Arrangements

As of June 30, 2016, Allied has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended  June 30, 2016, that materially affected, or are reasonably likely to materially affect, Allied’s internal control over financial reporting.

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

Since our inception in 1979, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $7,615,963 at December 31, 2015, which had increased to $7,744,008 at June 30,

2016. We recorded a net loss of $128,045 for the six month period ended June 30, 2016 and may continue to realize net losses if revenues do not increase. Any expectation of future profitability depends on higher energy prices and consistent production. Allied’s success in this continued endeavor can in no way be assured.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On August 10, 2016, Allied’s board of directors determined to terminate the company’s registration under

Section 12(g) of the Securities and Exchange Act of 1934 (“Exchange Act”). The board of directors’

decision is due to the impact of net losses over the last two years caused by a combination of decreasing revenues and the general and administrative costs attendant to registration under the Exchange Act.

Allied will instead subscribe to the OTC Disclosure & News Service in order to publish its financial reports and material news to ensure that adequate current information is available to the public markets.

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

August 22, 2016

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